Form 10-Q
period 1999-09-30
WEBVAN GROUP INC
filed 1999-11-30
CIK 1092657

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-27541

   ---------------------------------------------------------------------------

                               WEBVAN GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                             77-0446411
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)

                               310 Lakeside Drive
                          Foster City, California 94404
                    (Address of principal executive offices)

                                 (650) 627-3000
              (Registrant's telephone number, including area code)


        1241 E. Hillsdale Blvd, Suite 210, Foster City, California 94404
              (Former name, former address and former fiscal year,
                        if changed, since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES__. NO X .(1)

        As of September 30, 1999, there were 296,214,226 shares of the Registrant's common stock, par value $0.0001, outstanding.(2)

(1) The Registrant became subject to the reporting requirements of the Securities Exchange Act of 1934 at the time of its initial public offering on November 4, 1999.

(2) This share number assumes the conversion of all then outstanding shares of the Registrant's preferred stock into common stock which occurred on November 10, 1999 in connection with the Registrant's initial public offering.

                               WEBVAN GROUP, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

        (a) Condensed Consolidated Balance Sheets as of December 31, 1998 and
September 30, 1999..............................................................................   3

        (b) Condensed Consolidated Statements of Operations for the Three and
Nine Months Ended September 30, 1998 and September 30, 1999.....................................   3

        (c) Condensed Consolidated Statements of Cash Flows for Nine Months
Ended September 30, 1998 and September 30, 1999.................................................   3

        (d) Notes to Condensed Consolidated Financial Statements................................   3

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations...................................................................................   5

        Factors That May Affect Future Results..................................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................  26


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...............................................  26

Item 4. Submission of Matters to a Vote of Security Holders.....................................  28

Item 6. Exhibits and Reports on Form 8-K........................................................  29

Signatures......................................................................................  30

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        WEBVAN GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                 December 31,     September 30,
                                                                                     1998              1999
                                                                                   ---------        ---------
ASSETS
     Current Assets:
         Cash and equivalents                                                      $  13,839        $  26,391
         Marketable securities                                                         7,728          260,468
         Inventories                                                                      --            1,313
         Related party receivable                                                         --              200
         Prepaid expenses and other current assets                                       114            1,701
                                                                                   ---------        ---------
               Total current assets                                                   21,681          290,073
     Property, Equipment and Leasehold Improvements, Net                              32,624           67,250
     Loan Fees, Net                                                                    2,000            1,571
     Investments                                                                         518            1,018
     Deposits and other assets                                                         1,418            5,091
     Restricted Cash                                                                   1,768            3,465
                                                                                   ---------        ---------
TOTAL ASSETS                                                                       $  60,009        $ 368,468
                                                                                   =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
         Accounts payable                                                          $   6,815        $   9,565
         Accrued liabilities                                                             706            6,700
         Current portion of capital lease obligation                                     133              643
         Current portion of long-term debt                                             3,104            3,500
                                                                                   ---------        ---------
               Total current liabilities                                              10,758           20,408
                                                                                   ---------        ---------
     Deferred Rent                                                                       107              204
     Capital Lease Obligations                                                           637            1,967
     Long-Term Debt                                                                   13,593           10,810
     Redeemable Common Stock                                                           1,302            1,641
     Stockholders' Equity
         Series A preferred stock, $0.0001 par value; 112,635 shares authorized;
           112,635 shares outstanding at December 31, 1998 and September 30,
           1999; (liquidation preferences of $10,794 at
           December 31, 1998 and September 30, 1999)                                  10,759           10,759
         Series B preferred stock, $0.0001 par value; 41,814 shares authorized;
           39,101 and 39,113 shares issued and outstanding; liquidation preference of $35,713 and $35,724 at December 31, 1998 and
           September 30, 1999, respectively                                           34,823           34,834
         Series C preferred stock, $0.0001 par value; 34,602 shares authorized;
           32,491 shares issued and outstanding at September 30, 1999;
           liquidation preference of $75,000                                              --           73,125
         Series D preferred stock, $0.0001 par value; 29,551 shares authorized;
           21,671 shares issued and outstanding at September 30, 1999;
           liquidation preference of $275,000                                             --          274,900
         Common stock, $0.0001 par value; 360,000 and 800,000 shares authorized;
           78,590 and 85,474 issued and outstanding at December 31, 1998 and
           September 30, 1999, respectively                                           11,921          153,061
         Additional paid-in capital                                                    1,686            5,250
         Deferred compensation                                                       (10,737)        (108,098)
         Deficit accumulated during development stage                                (14,844)        (110,415)
         Accumulated other comprehensive income                                            4               22
                                                                                   ---------        ---------
               Total stockholders' equity                                             33,612          333,438
                                                                                   ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  60,009        $ 368,468
                                                                                   =========        =========

See notes to condensed consolidated financial statements.

                        WEBVAN GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (In thousands, except per share amounts)
                                   (Unaudited)

                                                     THREE MONTHS                    NINE MONTHS
                                                   ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                ------------------------        ------------------------
                                                  1998            1999            1998            1999
                                                --------        --------        --------        --------
 Net Sales                                      $     --        $  3,841        $     --        $  4,236
 Cost of Goods Sold                                   --           3,491              --           3,910
                                                --------        --------        --------        --------
 Gross Profit                                         --             350              --             326
                                                --------        --------        --------        --------

 Software Development Expenses                     1,034           4,330           1,968          10,638
 General and Administrative Expenses               2,340          49,083           4,910          74,379
 Amortization of Deferred Compensation               240           9,590             326          13,543
                                                --------        --------        --------        --------
    Total Expenses                                 3,614          63,003           7,204          98,560
                                                --------        --------        --------        --------

 Interest Income                                     431           3,017             716           4,658
 Interest Expense                                     51             801              51           1,995
                                                --------        --------        --------        --------
 Net Interest Income                                 380           2,216             665           2,663
                                                --------        --------        --------        --------

 Net Loss                                         (3,234)        (60,437)         (6,539)        (95,571)
 Unrealized Gain on Marketable Securities             11              81               9              22
                                                --------        --------        --------        --------
 Comprehensive Loss                             $ (3,223)       $(60,356)       $ (6,530)       $(95,549)
                                                ========        ========        ========        ========

Basic and Diluted Net Loss Per Share            $  (0.05)       $  (0.77)       $  (0.10)       $  (1.27)
                                                ========        ========        ========        ========

Shares Used In Calculating Basic and
  Diluted Net Loss Per Share                      67,376          78,983          65,523          75,213
                                                ========        ========        ========        ========


See notes to condensed consolidated financial statements.

                        WEBVAN GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1998            1999
                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      $  (6,539)       $ (95,571)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                     119            4,933
  Accretion on redeemable common stock                              963              339
  Amortization of deferred compensation                             326           13,543
  Noncash stock compensation                                          0           28,643
  Issuance of warrants                                               70            2,143
  Changes in operating assets and liabilities:

    Inventories                                                       0           (1,313)
    Prepaid and other current assets                             (1,189)          (1,587)
    Accounts payable                                                672              534
    Accrued liabilities                                             460            4,001
    Deferred rent                                                    37              229
                                                              ---------        ---------
    NET CASH USED IN OPERATING ACTIVITIES                        (5,081)         (44,106)
                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                 (14,251)         (34,856)
Purchases of marketable securities                               (3,278)        (252,722)
Purchases of investments                                              0             (500)
Related party receivable                                              0             (200)
Deposits and other assets                                          (302)          (2,449)
Restricted cash                                                    (950)          (1,697)
                                                              ---------        ---------
    NET CASH USED IN INVESTING ACTIVITIES                       (18,781)        (292,424)
                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt                                           0           (2,387)
Proceeds from capital lease financing                               290            2,200
Repayment of capital lease obligations                               (2)            (360)
Net proceeds from Series B preferred stock                       34,823               11
Net proceeds from Series C preferred stock                            0           73,125
Net proceeds from Series D preferred stock                            0          274,900
Proceeds from restricted common stock issued                         67            1,593
                                                              ---------        ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                    35,178          349,082
                                                              ---------        ---------

NET INCREASE IN CASH AND EQUIVALENTS                             11,316           12,552
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         2,935           13,839
                                                              ---------        ---------
CASH AND EQUIVALENTS, END OF PERIOD                           $  14,251        $  26,391
                                                              =========        =========

See notes to condensed consolidated financial statements.


                        WEBVAN GROUP, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (INFORMATION AS OF SEPTEMBER 30, 1999 FOR THE THREE MONTHS AND
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999)

1. Condensed Consolidated Financial Statements. The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of September 30, 1999 and the results of operations and cash flows for the interim periods indicated. The results of operations covered are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 1999. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of Webvan for the year ended December 31, 1998, which are included in Webvan's Registration Statement on Form S-1 (File No. 333-84703) filed with the Securities and Exchange Commission.

2. Net Income (Loss) per share. Webvan computes net income (loss) per share of common stock in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):


                                                Three Months Ended                     Nine Months Ended
                                                   September 30,                          September 30,
                                        ------------------------------------------------------------------------
                                            1998                1999                1998                1999
                                        ------------------------------------------------------------------------
NET LOSS (NUMERATOR)
 basic and diluted                      $ (3,234,000)       $(60,437,000)       $ (6,539,000)       $(95,571,000)
                                        ------------------------------------------------------------------------

SHARES
(DENOMINATOR)

                   Weighted               83,241,412          87,660,006          74,782,749          85,681,064
                   Average
                   Common Shares
                   Outstanding

                   Weighted              (15,864,938)         (8,677,335)         (9,259,893)        (10,468,555)
                   Average Common
                   Shares
                   outstanding
                   and subject
                   to repurchase
                                        ------------------------------------------------------------------------
SHARES USED IN
 computation,
 b and diluted                             67,376,474          78,982,671          65,522,856          75,212,510
                                        ========================================================================

Net Loss per share basic and
  diluted                               $      (0.05)       $      (0.77)       $      (0.10)       $      (1.27)
                                        ========================================================================


3. Initial Public Offering. On November 10, 1999, Webvan completed the initial public offering of its common stock (the "IPO"). A total of 28,750,000 shares of Webvan's common stock were sold to the public at a price of $15.00 per share. Cash proceeds to Webvan, net of $25.85 million in underwriting discounts, were approximately $405.4 million. Concurrent with the IPO, all of the shares of the Company's Series A, Series B, Series C and Series D convertible preferred stock ("Preferred Stock") were converted into shares of the Company 's common stock on a share for share basis.

4. Stock Plans. In August 1999, Webvan's board of directors approved the adoption of Webvan's 1999 Employee Stock Purchase Plan (the "Purchase Plan"). Webvan's stockholders approved the Purchase Plan in September 1999. A total of 5,000,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan, on the first or last day of the applicable offering period, whichever is lower. No shares have been issued under the Purchase Plan as of September 30, 1999.

        In September 1999, Webvan's board of directors approved the adoption of Webvan's 1999 Nonstatutory Stock Option Plan (the "NSO Plan"). The NSO Plan provides for the grant employees, directors and consultants of nonstatutory common stock options at or below the fair value on the date of grant. A total of 23,000,000 shares of common stock have been reserved for issuance under the NSO Plan. Options to purchase 15,750,000 shares have been granted under the NSO Plan as of September 30, 1999.

        In September 1999, Webvan's board of directors and stockholders approved the increase of common shares reserved under the Company's 1997 Stock Plan from 72,000,000 shares to 79,500,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Webvan Group, Inc. ("Webvan," the "Registrant" or the "Company") is an Internet retailer offering same-day delivery of consumer products through an innovative proprietary business design which integrates our Webstore, distribution center and delivery system. Our current product offerings are principally focused on food, non-prescription drug products and general merchandise.

        We were incorporated in December 1996 as Intelligent Systems for Retail, Inc. In April 1999, we changed our name to Webvan Group, Inc. We commenced our grocery delivery service in May 1999 on a test basis to approximately 1,100 persons and commercially launched our Webstore on June 2, 1999. For the period from inception in December 1996 to June 1999, our primary activities consisted of raising capital, recruiting and training employees, developing our business strategy, designing a business system to implement our strategy, constructing and equipping our first distribution center and developing relationships with vendors. Since launching our service in June 1999, we have continued these operating activities and have also focused on building sales momentum, establishing additional vendor relationships, promoting our brand name and enhancing our distribution, delivery and customer service operations. Our cost of sales and operating expenses have increased significantly since inception and are expected to continue to increase. This trend reflects the costs associated with our formation as well as increased efforts to promote the Webvan brand, build market awareness, attract new customers, recruit personnel, build our operating systems and develop our Webstore and associated systems that we use to process customers' orders and payments.

        Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. These risks for Webvan include an unproven business system and our ability to successfully manage our growth. To address these risks, we must:

        -       develop and increase our customer base;

        - implement and successfully execute our business and marketing strategy;

        - continue to develop, test, increase the capacity of and enhance our Webstore, order fulfillment, transaction processing and delivery systems;

        -       respond to competitive developments; and

        -       attract, retain and motivate quality personnel.

        Since our inception, we have incurred significant losses, and as of September 30, 1999, we had an accumulated deficit of $110.4 million. Our initial distribution center in Oakland, California is currently operating at less than 25% of the capacity for which it was designed. We do not expect any of our distribution centers to operate at designed capacity for several years following their commercial launch, and we cannot assure you that any distribution center will ever operate at or near its designed capacity. Since the commercial launch of our Webstore on June 2, 1999, we have delivered orders to over 21,000 separate customers which generated approximately $4.2 million in net sales through September 30, 1999. During that period, over 62% of our orders were from customers who had previously used our service and our average order size was approximately $71.00. We expect our average order size and number of orders processed to fluctuate from time to time as we extend or modify our hours of delivery and there can be no assurance that it will not decline significantly in future periods. In light of our extremely limited operating history, and the daily and weekly fluctuations in our operating data since our commercial launch, we believe the most meaningful operating data, including data for average order size, is the cumulative data since our commercial launch.

        We believe that our success and our ability to achieve profitability will depend on our ability to:

        - substantially increase the number of customers and our average order size;

        - ensure that our technologies and systems function properly at increased order volumes;

        -       realize repeat orders from a significant number of customers;

        -       achieve favorable gross and operating margins; and

        - rapidly expand and build out distribution centers in new markets.

        To meet these challenges, we intend to continue to invest heavily in marketing and promotion, distribution facilities and equipment, technology and personnel. As a result, we expect to incur substantial operating losses for the foreseeable future and the rate at which such losses will be incurred may increase significantly from current levels. In addition, our limited operating history makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

        In connection with the grant of stock options during 1998 and the first nine months of 1999, we recorded deferred compensation of $11.8 million and $110.9 million and amortization of deferred compensation expense of $1.1 million and $13.5 million, respectively. Deferred compensation represents the difference between the deemed fair value and the option exercise price as determined by our Board of Directors on the date of grant. In connection with the grant of options in the third quarter of 1999, we recorded deferred compensation of $45.9 million and amortization of deferred compensation expense of approximately $9.6 million. Additionally, in connection with the terms of employment entered into with George T. Shaheen, in September 1999 we recorded deferred compensation of approximately $48.0 million. Additionally, in the third quarter of 1999 we recorded non-cash compensation and other non-cash expenses of approximately $27.5 million, including approximately $27.0 million relating to a bonus and options granted to Mr. Shaheen. The aggregate deferred compensation of $122.7 million amount is included as a component of stockholders' equity and is being amortized over the four-year vesting period of the underlying options.

Results of Operations

Net Sales

        Net sales are comprised of the price of groceries and other products we sell, net of returns and credits. We commenced commercial operations in June 1999. We had net sales of $3.8 million in the three months ended September 30, 1999 and $4.2 million in the nine months ended September 30, 1999. We did not have any net sales in the comparable prior year periods.

Cost of Goods Sold

        Cost of goods sold includes the cost of the groceries and other products we sell, adjustments to inventory and payroll and related expenses for the preparation of our home replacement meals. Cost of goods sold was $3.5 million in the three months ended September 30, 1999 and $3.9 million in the nine month period then ended. We did not have any cost of goods sold in the comparable prior year periods. The Company's gross profit as a percentage of net sales was 9% for the three month period ended September 30, 1999 and 8 % for the nine month period then ended. Gross profit is expected to fluctuate as a result of a variety of factors, including the level of inventory spoilage related to perishables which may be relatively high during the first several quarters of a distribution center's operations. In the three months and nine months ended September 30, 1999, inventory spoilage expenses amounted to $318,000 and $372,000, respectively.

Operating Expenses

        Software Development. Software development expenses include the payroll and related costs for the software developers directly involved in programming our computer systems. For the three months ended September 30, 1999, software development expenses were $4.3 million compared to $1.0 million for the comparable prior year period. The Company's software development expenses increased to $10.6 million in the nine months ended September 30, 1999 from $2.0 million in the nine months ended September 30, 1998. These increases were primarily attributable to increases in the number of employees and consultants required for developing, enhancing and increasing the capacity of our Web site, order processing, accounting, distribution center and delivery systems. Specifically, payroll and related expenses increased $1.4 million in the three month period and $3.4 million in the nine month period ending September 30, 1990 from the comparable prior year periods, respectively, while software development consulting expenses increased by $1.8 million and $5.1 million, respectively, in the three month and nine month periods ending September 30, 1999 from comparable prior year periods. We believe that continued investment in software development is critical to attaining our strategic objectives and, as a result, expect software development expenses to increase significantly in future quarters.

        General and Administrative. General and administrative expenses include costs related to fulfillment and delivery of products, real estate, technology operations, equipment leases, merchandising, finance, marketing, and professional services, as well as non-cash compensation and related expenses. General and administrative expenses increased to $49.1 million in the three months ended September 30, 1999 from $2.3 million in the comparable prior year period. For the nine months ended September 30, 1999, the Company's general and administrative expenses were $74.4 million compared to $4.9 million in the comparable prior year period. General and administrative expenses pertaining to our distribution centers in the three month and nine month periods ended September 30, 1999 totaled $10.6 million and $20.6 million, respectively, compared to zero in the comparable prior year periods. Payroll and related expenses at our headquarters increased by $30.8 million in the three months ended September 30, 1999 and $38.1 million in the nine month period then ended. General and administrative expenses included $27.3 million of non-cash compensation and other expenses for the third quarter, comprised primarily of payroll and related expenses in connection with Mr. Shaheen's employment. Consulting and professional fees increased by $1.4 million in the three month period ended September 30, 1999 and $3.1 million in the nine month period then ended. In addition, marketing expenses were $3.0 million and $4.3 million for the three and nine month periods ended September 30, 1999, respectively. We expect general and administrative expenses to increase as we expand our staff and incur additional costs to support the expected growth of our business.

        Amortization of Stock-Based Compensation. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. During the three months ended September 30, 1999, amortization of stock-based compensation was $9.6 million compared to $240,000 for the three months ended September 30, 1998. During the nine months ended September 30, 1999, amortization of stock-based compensation was $13.5 million compared to $330,000 for the nine months ended September 30, 1998.

Interest Income (Expense) Net

        Interest income (expense), net consists of earnings on our cash and cash equivalents and interest payments on our loan and lease agreements. Net interest income increased to $2.2 million in the three months ended September 30, 1999 and $2.7 million in the nine month period then ended, compared to $380,000 and $665,000 in the comparable prior year periods. These increases were primarily due to earnings on higher average cash and cash equivalent balances during the relevant periods.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private sales of preferred stock which through September 30, 1999 totaled $393.6 million (net of issuance costs). Net cash used in operating activities was $44.1 million in the nine months ended September 30, 1999. Operating activities in the comparable prior year period used net cash of $5.1 million. Net cash used in operating activities for each of these periods primarily consisted of net losses as well as increases in prepaid expenses, partially offset by increases in accounts payable, accrued liabilities and depreciation and amortization.

        Net cash used in investing activities was $292.4 million in the nine months ended September 30, 1999, of which $252.7 million was used to invest in marketable securities. Net cash used in investing activities was $18.8 million in the comparable prior year period, of which $3.3 million was used to invest in marketable securities. Net cash used in investing activities for each of these periods consisted, otherwise, primarily of leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

        Net cash provided by financing activities was $349.1 million and $35.2 million in the nine months ended September 30, 1999 and 1998, respectively. In July 1999, we sold an aggregate of 21,670,605 shares of our Series D preferred stock to investors at a price of $12.69 per share. Net cash provided by financing activities during the nine months ended September 30, 1999 and the year ended December 31, 1998 primarily consisted of proceeds from the issuance of preferred stock of $348.0 million and $34.8 million, respectively. As of September 30, 1999, our principal sources of liquidity consisted of $26.4 million of cash and cash equivalents and $260.5 million of marketable securities.

        In November 1999, the Company completed an initial public offering of 28,750,000 shares of Common Stock at a price of $15.00 per share. The proceeds to the Company from the offering were approximately $405.4 million (net of underwriters discount).

        As of September 30, 1999, our principal commitments consisted of obligations of approximately $16.9 million outstanding under capital leases and loans. As of September 30, 1999, we had capital commitments of approximately $19.0 million principally related to the construction of and equipment for our Atlanta, Georgia distribution center. We anticipate a substantial increase in our capital expenditures and lease commitments to support our anticipated growth in operations, systems and personnel. We anticipate capital expenditures of from $200 to $250 million for the 12 months ending September 30, 2000, although this amount may fluctuate based on the number, actual cost and timing of the build out of additional distribution centers. In July 1999, we entered into an agreement with Bechtel Corporation for the construction of up to 26 additional distribution centers over the next three years. Although the Company has no specific capital commitment under this agreement, our expenditures under the contract are estimated to be approximately $1.0 billion. Specific capital commitments under this contract are incurred only as we determine to proceed with a scheduled build out of a distribution center. The decision to proceed with each distribution center will require us to commit to additional lease obligations and to purchase equipment and install leasehold improvements.

        We currently anticipate that our available funds, including the net proceeds of our initial public offering, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 to 24 months. Our future long-term capital needs will be highly dependent on the number and actual cost of additional distribution centers we open, the timing of these openings and the success of these facilities once they are launched. Thus, any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities, obtain a line of credit or curtail our expansion plans. In addition, from time to time we may evaluate other methods of financing to meet our longer term needs on terms that are attractive to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Year 2000 Compliance

        Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We use software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. For example, we are dependent on the financial institutions involved in processing our customers' credit card payments for Internet services and a third party that hosts our servers. We are also dependent on telecommunications vendors to maintain our communications network and suppliers to deliver products to us.

        Since inception, we have internally developed substantially all of the systems for the operation of our web site. These systems include the software used to provide our Webstore's search, customer interaction, and transaction-processing and distribution functions, as well as monitoring and back-up capabilities. Based upon our assessment to date, we believe that our internally developed proprietary software is year 2000 compliant, but we cannot assure you that unanticipated year 2000 problems will not occur.

        We are completing our assessment of the year 2000 readiness of our third-party supplied software, computer technology and other services, which include software for use in our accounting, database and security systems. The failure of any software or systems upon which we rely to be year 2000 compliant could have a material negative impact on our corporate accounting functions and the operation of our web site and distribution system. As part of the assessment of the year 2000 compliance of these systems, we have sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. We have received assurance from most of the vendors whose software, computer technology or other services we have assessed as of high importance to the functionality of our systems. We have also engaged consulting firms to assess the year 2000 compliance of two of our critical systems at a cost estimated at $1.1 million, of which approximately $220,000 was incurred as of September 30, 1999. Based upon the results of our assessments, we have, as part of our remediation plan, upgraded or are in the process of upgrading our software or are coding for year 2000 related bugs. We expect that required remediation for issues currently identified will be resolved by mid December 1999. Based upon our experience to date, we estimate that the total costs associated with our Year 2000 compliance efforts will be up to approximately $3.0 million.

        The failure of our software and computer systems and of our third-party suppliers to be year 2000 compliant would have a material adverse effect on us. The year 2000 readiness of the general system necessary to support our operations is difficult to assess. For instance, we depend on the integrity and stability of the Internet to provide our services. We also depend on the year 2000 compliance of the computer systems and financial services used by consumers. Thus, the system necessary to support our operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential year 2000 issues that may impact the entire system. Our ability to assess the reliability of this system is limited and relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, we believe most entities and individuals that rely significantly on the Internet are reviewing and attempting to remediate issues relating to year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of year 2000 issues.

        A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for our services and would have a material adverse effect on us. We are in the process of completing various contingency plans based on the results of our year 2000 assessment and remediation efforts. A reasonable worst case year 2000 scenario would involve a major failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant, any of which could have material adverse consequences for us. These consequences could include refrigeration failures resulting in spoilage of perishable products and difficulties or interruptions in operating our web site effectively, taking customer orders, processing orders in our distribution center, making deliveries or conducting other fundamental parts of our business. In many cases, there is a low technology alternative that involves additional labor and which would allow us to continue to run our business. However, most of the alternatives would result in increased costs, reduced revenues or service delays, which would increase our operating losses. Extended disruptions may impact long term customer and supplier relationships further impacting future profitability.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company including statements related to the designed capacity of our distribution centers, the time required for a distribution center to operate at designed capacity, the timing and amount of our capital expenditures and financing needs, and the economics of a distribution center including its revenue potential, average order size, orders processed per day, cash flow potential and operating margin. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgement of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Webvan undertakes no obligation to update forward looking statements.

We are an early-stage company operating in a new and rapidly evolving market.

        We were incorporated in December 1996. From 1997 through May 1999, we were focused on developing our Webstore and constructing and equipping our first distribution center serving the

San Francisco Bay Area. We did not begin commercial operations until June 1999. Our limited operating history makes an evaluation of our business and prospects very difficult. You must consider our business and prospects in light of the risks and difficulties we encounter as an early stage company in the new and rapidly evolving market of e-commerce. These risks and difficulties include, but are not limited to: a complex and unproven business system; lack of sufficient customers, orders, net sales or cash flow; difficulties in managing rapid growth in personnel and operations; high capital expenditures associated with our distribution centers, systems and technologies; and lack of widespread acceptance of the Internet as a means of purchasing groceries and other consumer products.

        We cannot be certain that our business strategy will be successful or that we will successfully address these risks. Our failure to address any of the risks described above could have a material adverse effect on our business.

Our business system is new and unproven at high volumes, and the actual capacity of our system may be less than its designed capacity.

        We have designed a new business system which integrates our Webstore, highly automated distribution center and complex order fulfillment and delivery operations. We have only been delivering products to customers commercially since we launched our Webstore on June 2, 1999 and the average daily volume of orders that we have had to fulfill to date has been significantly below our designed capacity of 8,000 orders per day and the levels that are necessary for us to achieve profitability. Although our initial distribution center was designed to process product volumes equivalent to approximately 18 supermarkets, we have only been operating at less than 25% of such designed capacity.

        We do not expect our distribution centers to operate at designed capacity for several years following their commercial launch, and we cannot assure you that any distribution center will ever operate at or near its designed capacity. If a distribution center is able to operate at its designed capacity seven days per week, we estimate that it would generate annual revenue of approximately $300 million assuming an average order size of approximately $103.00. We recently increased our days of operations at our existing distribution center to six days a week but we cannot assure you that we can effectively operate at more than five days a week. We do not plan to attempt to commercially operate our distribution center at seven days per week for several months. Additionally, our average order size from our commercial launch on June 2, 1999 through September 30, 1999 was approximately $71.00. Thus, our average order size will have to increase by over $30.00 for the distribution center to be able to generate annual revenue of $300 million at its designed capacity. We cannot assure you that our average order size will remain at current levels or increase in the future. If our average order size does not increase substantially or if a distribution center is not able to operate at designed capacity seven days per week, our annual revenue at that distribution center will be substantially less than $300 million.

        It is not practicable to test our system at high volumes except by processing commercial orders. As part of our testing process, we have voluntarily limited the number of customer orders accepted in any given delivery window in an effort to ensure that our systems and technologies function properly while maintaining a high level of customer service. We plan to incrementally increase our voluntary limit on orders as our systems and technologies are proven at each incremental volume level. As a result, the success of our system in a high order volume environment has yet to be proven. Based on our operational experiences, refinements and modifications to our business systems and technologies may be necessary or advisable and the costs associated with them may be material. We cannot assure you that our business system will be able to accommodate a significant increase in the number of customers and orders, or that our initial distribution center or other distribution centers will in fact ever operate at or near designed capacity. If we are unable to effectively accommodate substantial increases in customer orders, we may lose existing customers or fail to add new customers, which would adversely affect our business, net sales and operating margins.

Our business system is complex, and we are periodically affected by operational difficulties.

        Our business system relies on the complex integration of numerous software and hardware subsystems that utilize advanced algorithms to manage the entire process from the receipt and processing of goods at our distribution center to the picking, packing and delivery of these goods to customers in a 30-minute delivery window. We have, from time to time, experienced operational "bugs" in our systems and technologies which have resulted in order errors such as missing items and delays in deliveries. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, computer server or system failures, network outages, software performance problems or power failures. We expect bugs to continue to occur from time to time, and we cannot assure you that our operations will not be adversely affected. The efficient operation of our business system is critical to consumer acceptance of our service. If we are unable to meet customer demand or service expectations as a result of operational issues, we may be unable to develop customer relationships that result in repeat orders, which would adversely affect our business and net sales.

Our business system may not be readily or cost-effectively replicable in additional geographic markets.

        A critical part of our business strategy is to expand our business by opening additional distribution centers in new and existing markets to achieve economies of scale and leverage our significant and ongoing capital investment in our proprietary business system. While we currently plan to open three additional distribution centers in 2000 in the Atlanta, Chicago and Seattle markets, and seven additional distribution centers in 2001, our expansion strategy is dependent upon the ability of our proprietary business system and enabling software to be readily replicated to facilitate our expansion into additional geographic markets on a timely and cost-effective basis. Because our business system is extremely complex and we currently have only one distribution center, we have not demonstrated whether our proprietary business system is in fact readily and cost-effectively replicable.

        Our ability to successfully and cost-effectively replicate our business system in additional geographic markets will also depend upon a number of factors, including: the availability of appropriate and affordable sites that can accommodate our distribution centers; our ability to successfully and cost-effectively hire and train qualified employees to operate new distribution centers; our ability to develop relationships with local and regional distributors, vendors and other product providers; acceptance of our product and service offerings; and competition.

        The number, timing and cost of opening of new distribution centers are dependent on these factors and are therefore subject to considerable uncertainty. If the replication element of our expansion strategy fails, we could incur substantial additional operating costs and be forced to delay our entrance into other markets.

        In addition, we currently obtain all of our carousels for our distribution centers from Diamond Phoenix Corporation. In the event that the supply of carousels from Diamond Phoenix was delayed or terminated for any reason, we believe that we could obtain similar carousels from other sources; however, the integration of other carousels into the complex systems of our distribution centers could result in construction delays and could require modifications to our software systems. Accordingly, any delay or termination of our relationship with Diamond Phoenix could cause a material delay and increased cost in our planned expansion program.

Our expansion plans are dependent on the performance of, and our relationship with, Bechtel Corporation.

        In July 1999, we entered into an agreement with Bechtel for the construction of up to 26 additional distribution centers over the next three years. We expect that our next 26 distribution centers following our Atlanta, Georgia distribution center will be constructed by Bechtel pursuant to this agreement. These distribution centers may not necessarily be in 26 different markets. The success of our expansion program is highly dependent on the success of our relationship with Bechtel and Bechtel's ability to perform its obligations under the contract. We have no prior working relationship with Bechtel and we cannot assure you that we will not encounter unexpected delays or design problems in connection with the build-out of our distribution centers. If our relationship with Bechtel fails for any reason, we would be forced to engage another contractor, which would likely result in a significant delay in our expansion plans and could result in increased costs of constructing and equipping our distribution centers.

We have no experience in managing geographically diverse operations.

        Although we plan to expand geographically, we have no experience operating in any other regions or in managing multiple distribution centers. Accordingly, the success of our planned expansion will depend upon a number of factors, including: our ability to integrate the operations of new distribution centers into our existing operations; our ability to coordinate and manage distribution operations in multiple, geographically distant locations; and our ability to establish and maintain adequate management and information systems and financial controls.

        Our failure to successfully address these factors could have a material adverse effect on our ability to expand and on our results of operations.

We anticipate future losses and negative cash flow.

        We have experienced significant net losses and negative cash flow since our inception. As of September 30, 1999, we had an accumulated deficit of $110.4 million. We incurred net losses of

$12.0 million for the fiscal year ended December 31, 1998 and $95.6 million for the nine months ended September 30, 1999. We will continue to incur significant capital and operating expenses over the next several years in connection with our planned expansion, including:

        - the construction of and equipment for new distribution centers in additional geographic markets at an estimated cost of $25.0 million to $35.0 million per distribution center based on our experience to date and efficiencies we expect to result from our relationship with Bechtel, such as savings associated with procurement for multiple sites;

        - the continued expansion and development of operations at our existing distribution center;

        - increases in personnel at our current and future distribution centers;

        -       brand development, marketing and other promotional activities;

        - the continued development of our computer network, Webstore, warehouse management and order fulfillment systems and delivery infrastructure; and

        -       the development of strategic business relationships.

        If a distribution center, viewed as a stand-alone business unit without regard to headquarters' costs, is able to successfully operate at the volume and cost levels expected to be reached by a distribution center at the end of the first year of operation, we expect that the annualized earnings before interest, taxes, depreciation and amortization for that distribution center, would be positive and the distribution center would start to generate significant cash flow beginning in the fifth quarter of operations. As a result, we believe that our core business of operating distribution centers is highly cash generative. If a distribution center is able to generate positive cash flow from operations, we plan to use the cash flow to fund capital expenditures for other distribution centers. If a distribution center, viewed as a stand-alone business unit without regard to headquarters' costs, is able to operate successfully at volumes and costs expected to be reached through the end of the third year of operation, we expect that the annualized earnings before interest, taxes, depreciation and amortization for that distribution center, from its launch through the end of that three-year period, would approximate the expected costs of constructing and equipping such distribution center. We cannot assure you that our distribution centers will be able to successfully operate at expected volume or cost levels.

        As a result of the factors described above, we expect to continue to have operating losses and negative cash flow on a quarterly and annual basis for the foreseeable future. To achieve profitability, we must accomplish the following objectives: substantially increase our number of customers and the number of orders placed by our customers; generate a sufficient average order size; realize a significant number of repeat orders from our customers; and achieve favorable gross and operating margins. We cannot assure you that we will be able to achieve these objectives.

        With respect to operating margins, we estimate that, as a result of the potential advantages of our business model compared to traditional supermarkets, if our distribution center is able to operate at its designed capacity of 8,000 orders per day seven days per week and at an average order size of $103.00 per order, we can achieve an operating margin of 12% compared to a 4% operating margin for a traditional supermarket based on our analysis of publicly available data. However, we cannot assure you that we will be able to achieve 8,000 orders per day at an average order size of $103.00 and at expected cost levels or that we will be able to operate seven days per week, and any failure to do so will result in lower operating margins.

        In addition, because of the significant capital and operating expenses associated with our expansion plan, our overall losses will increase significantly from current levels. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase such profitability on a quarterly or annual basis in the future. If we cannot achieve or sustain profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business.

The significant capital investment required by our business design may adversely affect our ability to enter additional markets in a timely and effective manner and could harm our competitive position.

        Our business design requires a significant capital investment to build, equip and launch distribution centers and local stations in the markets in which we seek to operate. Our competitors have developed or may develop systems that are not as highly automated or capital-intensive as ours. This could enable them to commence operations in a particular geographic market before we are able to do so, which could harm our competitive position. In addition, because of the substantial capital costs associated with the development of our distribution centers, we will be unable to achieve profitability or reduce our operating losses if we do not process sufficient order volumes.

We face intense competition from traditional and online retailers of grocery products.

        The grocery retailing market is extremely competitive. Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers comprise our principal competition, although we also face substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and drugstore chains. Many of our existing and potential competitors, particularly traditional grocers and retailers, are larger and have substantially greater resources than we do. We expect this competition will intensify as more traditional and online grocery retailers offer competitive services.

        Our initial distribution center in Oakland, California operates in the San Francisco Bay Area market. In this market, we compete primarily with traditional grocery retailers and with online grocers NetGrocer and Peapod. The number and nature of competitors and the amount of competition we will experience will vary by market area. In other markets, we expect to compete with these and other online grocers, including HomeGrocer, HomeRuns and Streamline. The principal competitive factors that affect our business are location, breadth of product selection, quality, service, price and consumer loyalty to traditional and online grocery retailers. If we fail to effectively compete in any one of these areas, we may lose existing and potential customers which would have a material adverse effect on our business, net sales and operating margins.

If we fail to generate sufficient levels of repeat orders and market penetration, our business and net sales will be adversely affected.

        In the online retail industry, customer attrition rates, or the rates at which subscribers cancel a service, are generally high. Although we do not charge on a subscription basis for our service, we do depend upon customers to continue to order from us after their initial order is placed, and we compete to retain customers once they have used our service.

        In addition, the success of our business depends on our ability to establish sufficient levels of market penetration in each market in which we operate. For instance, we believe that if approximately 1% of the households in the San Francisco Bay Area use our service on a consistent basis, we can achieve positive earnings before interest, taxes, depreciation and amortization, for the distribution center serving that area viewed as a stand-alone business unit without regard to headquarters' costs. In general, in most other markets, we believe we will need to achieve penetration levels of approximately 1% to 3% in order to achieve positive earnings on a similar basis. However, we cannot assure you as to the levels of penetration we will achieve in the San Francisco Bay Area or in other markets, and even if we do achieve these levels of penetration, we cannot assure you that we will achieve positive earnings.

        If we experience significant decreases in repeat customer orders as a percentage of orders delivered, or if we are unable to establish sufficient market penetration levels, our business and net sales could be materially adversely affected.

The Internet may fail to become a widely accepted medium for grocery shopping.

        We rely solely on product orders received through our Webstore for sales. The market for e-commerce is new and rapidly evolving, and it is uncertain whether e-commerce will achieve and sustain high levels of demand and market acceptance, particularly with respect to the grocery industry. Our success will depend to a substantial extent on the willingness of consumers to increase their use of online services as a method to buy groceries and other products and services. Our success will also depend upon our vendors' acceptance of our online service as a significant means to market and sell their products. Moreover, our growth will depend on the extent to which an increasing number of consumers own or have access to personal computers or other systems that can access the Internet. If e-commerce in the grocery industry does not achieve high levels of demand and market acceptance, our business will be materially adversely affected.

Our efforts to build strong brand identity and customer loyalty may not be successful.

        Since we only recently launched the Webvan brand, we currently do not have strong brand identity or brand loyalty. We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting consumers and vendors. Furthermore, we believe that the importance of brand loyalty will increase with the proliferation of Internet retailers. In order to attract and retain consumers and vendors, and respond to competitive pressures, we intend to increase spending substantially to create and maintain brand loyalty among these groups. We plan to accomplish this goal by expanding our current radio and newspaper advertising campaigns and by conducting online and television advertising campaigns. We believe that advertising rates, and the cost of our advertising campaigns in particular, could increase substantially in the future. If our branding efforts are not successful, our net sales and ability to attract customers will be materially and adversely affected.

        Promotion and enhancement of the Webvan brand will also depend on our success in consistently providing a high-quality consumer experience for purchasing groceries and other products. If consumers, other Internet users and vendors do not perceive our service offerings to be of high quality, or if we introduce new services that are not favorably received by these groups, the value of the Webvan brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of Webvan to one or more of these groups, which could harm our reputation, reduce our net sales and cause us to lose customers.

If we are unable to obtain sufficient quantities of products from our key vendors, our net sales would be adversely affected.

        We expect to derive a significant percentage of our net sales from high-volume items, well-known brand name products and fresh foods. We source products from a network of manufacturers, wholesalers and distributors. We currently rely on national and regional distributors for a substantial portion of our items. We also utilize premium specialty suppliers or local sources for gourmet foods, farm fresh produce, fresh fish and meats. From time to time, we may experience difficulty in obtaining sufficient product allocations from a key vendor. In addition, our key vendors may establish their own online retailing efforts, which may impact our ability to get sufficient product allocations from these vendors. Many of our key vendors also supply products to the retail grocery industry and our online competitors. If we are unable to obtain sufficient quantities of products from our key vendors to meet customer demand, our net sales and results of operations would be materially adversely affected.

We currently operate only one distribution center which is located in the San Francisco Bay Area.

        We currently operate only one distribution center, which is located in Oakland, California and serves the San Francisco Bay Area. We do not expect to begin operating a second distribution center until the second quarter of 2000. Therefore, our business and operations would be materially adversely affected if any of the following events affected our current distribution center or the San Francisco Bay Area and our insurance was inadequate to cover us for losses associated with: prolonged power or equipment failures; disruptions in our web site, computer network, software and our order fulfillment and delivery systems; disruptions in the transportation infrastructure including bridges, tunnels and roads; refrigeration failures; or fires, floods, earthquakes or other disasters.

        Since the San Francisco Bay Area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our distribution center and the surrounding transportation infrastructure caused by earthquakes. We cannot assure you that we are adequately insured to cover the total amount of any losses caused by any of the above events. In addition, we are not insured against any losses due to interruptions in our business due to damage to or destruction of our distribution center caused by earthquakes or to major transportation infrastructure disruptions or other events that do not occur on our premises.

We will need substantial additional capital to fund our planned expansion, and we cannot be sure that additional financing will be available.

        We require substantial amounts of working capital to fund our business. In addition, the opening of new distribution centers and the continued development of our order fulfillment and delivery systems requires significant amounts of capital. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. In the past, we have funded our operating losses and capital expenditures through proceeds from equity offerings, debt financing and equipment leases. We continue to evaluate alternative means of financing to meet our longer term needs on terms that are attractive to us. We expect to require substantial additional capital to fund our expansion program and operating expenses. We currently anticipate that our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 to 24 months. In July 1999, we entered into an agreement with Bechtel for the construction of up to 26 additional distribution centers over the next three years. Although the Company has no specific capital commitment under this agreement, our expenditures under the contract are estimated to be approximately $1.0 billion. Specific capital commitments under this contract are incurred only as we determine to proceed with a scheduled build out of a distribution center. Our future capital needs will be highly dependent on the number and actual cost of additional distribution centers we open, the timing of openings and the success of our facilities once they are launched. We cannot assure you of the actual cost of our additional distribution centers. Therefore, we will need to raise additional capital to fund our planned expansion. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain sufficient additional capital when needed, we could be forced to alter our business strategy, delay or abandon some of our expansion plans or sell assets. Any of these events would have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution.

Our limited operating history makes financial forecasting difficult for us and for financial analysts that may publish estimates of our financial results.

        As a result of our limited operating history, it is difficult to accurately forecast our total revenue, revenue per distribution center, gross and operating margins, real estate and labor costs, average order size, number of orders per day and other financial and operating data. We have a limited amount of meaningful historical financial data upon which to base planned operating expenses. Due to our limited operating history, we do not currently have a cash budget. We base our current and future expense levels on our operating plans and estimates of future revenue, and our expenses are dependent in large part upon our facilities and product costs. Sales and operating results are difficult to forecast because they generally depend on the growth of our customer base and the volume of the orders we receive, as well as the mix of products sold. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We believe that these difficulties also apply to financial analysts that may publish estimates of our financial results. This inability to accurately forecast our results could cause our net losses in a given quarter to be greater than expected and could cause a decline in the trading price of our common stock.

Our quarterly operating results are expected to be volatile and difficult to predict based on a number of factors that will also affect our long-term performance.

        We expect our quarterly operating results to fluctuate significantly in the future based on a variety of factors. These factors are also expected to affect our long-term performance. Some of these factors include the following: the timing of our expansion plans as we construct and begin to operate new distribution centers in additional geographic markets; changes in pricing policies or our product and service offerings; increases in personnel, marketing and other operating expenses to support our anticipated growth; our inability to obtain new customers or retain existing customers at reasonable cost; our inability to manage our distribution and delivery operations to handle significant increases in the number of customers and orders or to overcome system or technology difficulties associated with these increases; our inability to adequately maintain, upgrade and develop our Webstore, our computer network or the systems that we use to process customer orders and payments; competitive factors; and technical difficulties, system or web site downtime or Internet brownouts.

        In addition to these factors, our quarterly operating results are expected to fluctuate based upon seasonal purchasing patterns of our customers and the mix of groceries and other products sold by us.

        Due to all of these factors, we expect our operating results to be volatile and difficult to predict. As a result, quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. In addition, it is possible that in any future quarter our operating results could be below the expectations of investors generally and any published reports or analyses of Webvan. In that event, the price of our common stock could decline, perhaps substantially.

If we experience problems in our delivery operations, our business could be seriously harmed.

        We use our own couriers to deliver products from our distribution center to our local stations, and from the local stations to our customers. We are therefore subject to the risks associated with our ability to provide delivery services to meet our shipping needs, including potential labor activism or employee strikes, inclement weather, disruptions in the transportation infrastructure, including bridges, roads and traffic congestion. In addition, our failure to deliver products to our customers in a timely and accurate manner or to meet our targeted delivery times would harm our reputation and brand, which would have a material adverse effect on our business and net sales.

Our net sales would be harmed if our online security measures fail.

        Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. If, as a result, we lose many customers, our net sales and results of operations would be harmed. We rely on security and authentication technology to perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information.

        Furthermore, our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot assure you that we can prevent all security breaches, and any failure to do so could have a material adverse effect on our reputation and results of operations.

The loss of the services of one or more of our key personnel, or our failure to attract, integrate new hires and retain other highly qualified personnel in the future would seriously harm our business.

        The loss of the services of one or more of our key personnel could seriously harm our business. We depend on the continued services and performance of our senior management and other key personnel, particularly Louis H. Borders, our founder and Chairman of the Board, and George T. Shaheen, our President and Chief Executive Officer. Our future success also depends upon the continued service of our executive officers and other key software development, merchandising, marketing and support personnel. None of our officers or key employees are bound by an employment agreement and our relationships with these officers and key employees are at will. Several key members of our management team have recently joined us. If we do not effectively integrate these employees into our business, or if they do not work together as a management team to enable us to implement our business strategy, our business will suffer. Additionally, there are low levels of unemployment in the San Francisco Bay Area and in many of the regions in which we plan to operate. These low levels of unemployment have led to pressure on wage rates, which can make it more difficult and costly for us to attract and retain qualified employees. The loss of key personnel, or the failure to attract additional personnel, could have a material adverse effect on our business, results of operations and performance in specific geographic markets.

We may need to change the manner in which we conduct our business if government regulation of the internet increases or if regulation directed at large-scale retail operations is deemed applicable to us.

        The adoption or modification of laws or regulations relating to the Internet and large-scale retail store operations could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws which may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States government recently enacted Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the Governor of California recently vetoed legislation which would have prohibited a public agency from authorizing retail store developments exceeding 100,000 square feet if more than a small portion of the store were devoted to the sale of non-taxable items, such as groceries. While it is not clear whether our operations would be considered a retail store for purposes of this kind of legislation, we cannot assure you that other state or local governments will not seek to enact similar laws or that we would be successful if forced to challenge the applicability of this kind of legislation to our distribution facilities. The expenses associated with any challenge to this kind of legislation could be material. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

We may incur significant costs or experience product availability delays in complying with regulations applicable to the sale of food products.

        We are not currently subject to regulation by the United States Department of Agriculture, or USDA. Whether the handling of food items in our distribution facility, such as meat and fish, will subject us to USDA regulation in the future will depend on several factors, including whether we sell food products on a wholesale basis or whether we obtain food products from non-USDA inspected facilities. Although we have designed our food handling operations to comply with USDA regulations, we cannot assure you that the USDA will not require changes to our food handling operations. We will also be required to comply with local health regulations concerning the preparation and packaging of our prepared meals and other food items. Any applicable federal, state or local regulations may cause us to incur substantial compliance costs or delay the availability of a number of items at one or more of our distribution centers. In addition, any inquiry or investigation from a food regulatory authority could have a negative impact on our reputation. Any of these events could have a material adverse effect on our business and expansion plans and could cause us to lose customers.

We may not be able to obtain required licenses or permits for the sale of alcohol and tobacco products in a cost-effective manner or at all.

        We will be required to obtain state licenses and permits for the sale of alcohol and tobacco products in each location in which we seek to open a distribution center. We cannot assure you that we will be able to obtain any required permits or licenses in a timely manner, or at all. We may be forced to incur substantial costs and experience significant delays in obtaining these permits or licenses. In addition, the United States Congress is considering enacting legislation which would restrict the interstate sale of alcoholic beverages over the Internet. Changes to existing laws or our inability to obtain required permits or licenses could prevent us from selling alcohol or tobacco products in one or more of our geographic markets. Any of these events could substantially harm our net sales, gross profit and ability to attract and retain customers.

In the future we may face potential product liability claims.

        We cannot assure you that the products that we deliver will be free from contaminants. Grocery and other related products occasionally contain contaminants due to inherent defects in the products or improper storage or handling. If any of the products that we sell cause harm to any of our customers, we could be subject to product liability lawsuits. If we are found liable under a product liability claim, or even if we are required to defend ourselves against such a claim, our reputation could suffer and customers may substantially reduce their orders or stop ordering from us.

Our net sales would be harmed if we experience significant credit card fraud.

        A failure to adequately control fraudulent credit card transactions would harm our net sales and results of operations because we do not carry insurance against this risk. We may suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. Because we have had an extremely short operating history, we cannot predict our future levels of bad debt expense.

If the protection of our trademarks and proprietary rights is inadequate, our business may be seriously harmed.

        We regard patent rights, copyrights, service marks, trademarks, trade secrets and similar intellectual property as important to our success. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights; however, the steps we take to protect our proprietary rights may be inadequate. We currently have no patents. We have filed, and from time to time expect to file, patent applications directed to aspects of our proprietary technology. We cannot assure you that any of these applications will be approved, that any issued patents will protect our intellectual property or that any issued patents will not be challenged by third parties. In addition, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. Our failure to protect our proprietary rights could materially adversely affect our business and competitive position.

Intellectual property claims against us can be costly and could result in the loss of significant rights.

        Patent, trademark and other intellectual property rights are becoming increasingly important to us and other e-commerce vendors. Many companies are devoting significant resources to developing patents that could affect many aspects of our business. Other parties may assert infringement or unfair competition claims against us that could relate to any aspect of our technologies, business processes or other intellectual property. We cannot predict whether third parties will assert claims of infringement against us, the subject matter of any of these claims, or whether these assertions or prosecutions will harm our business. If we are forced to defend ourselves against any of these claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, inability to use our current web site technology, or product shipment delays. As a result of a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of patent infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business and competitive position may be materially adversely affected.

Any deficiencies in our systems or the systems of third parties on which we rely could adversely affect our business and result in a loss of customers.

        Our Webstore has experienced in the past and may experience in the future slower response times or disruptions in service for a variety of reasons including failures or interruptions in our systems. In addition, our users depend on Internet service providers, online service providers and other web site operators for access to our Webstore. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could have a material adverse effect on our business and could result in a loss of customers.

        Our communications hardware and certain of our other computer hardware operations are located at the facilities of Exodus Communications, Inc. in Santa Clara, California. The hardware for our warehouse management and materials handling systems is maintained in our Oakland, California distribution center. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems or cause them to fail completely. For instance, a power failure in October 1999 at the facilities of Exodus caused our Webstore to be inaccessible for approximately two hours. To date, we have experienced several other instances when our Webstore was inaccessible for unexpected reasons. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our Webstore. Our business could be adversely affected if our systems were affected by any of these occurrences. Problems faced by Exodus, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including Webvan, could adversely impact the customer shopping experience and consequently, our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

We may be adversely impacted if the software, computer technology and other systems we use are not year 2000 compliant.

        Any failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant would have material adverse consequences for us. These consequences would include difficulties in operating our Webstore effectively, taking product orders, making product deliveries or conducting other fundamental parts of our business. We also depend on the year 2000 compliance of the computer systems and financial services used by consumers. We are in the process of completing identified remediation plans and implementing contingency plans as part of our year 2000 initiative program, based on an inventory and risk assessment of our critical assets and third party systems. Exodus Communications, which hosts our web servers, has informed us that their internal systems are year 2000 compliant. However, Exodus has not assured us as to the year 2000 compliance of the third party systems and software upon which they depend. A significant disruption in the ability of consumers to reliably access the Internet, especially our Webstore, or to use their credit cards would have an adverse effect on our operations and demand for our services.

Our officers and directors and their affiliates will exercise significant control over Webvan.

        Our executive officers and directors and their immediate family members and affiliated venture capital funds beneficially owned, in the aggregate, approximately 55.3% of our outstanding common stock as of November 10, 1999. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

It may be difficult for a third party to acquire us due to anti-takeover provisions.

        Provisions in our charter, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders

Our stock price could be volatile and could decline substantially.

        The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly consumer-oriented Internet-related companies, have been highly volatile. The price at which our common stock trades is likely to be volatile and may fluctuate substantially due to factors such as: our historical and anticipated quarterly and annual operating results; variations between our actual results and the expectations of investors or published reports or analyses of Webvan; announcements by us or others and developments affecting our business, systems or expansion plans; and conditions and trends in e-commerce industries, particularly the online grocery industry.

        In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

Future sales of our common stock may cause our stock price to decline.

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. All of the 28,750,000 shares of our common stock sold in our initial public offering in November 1999 are freely tradeable, without restriction, in the public market. Our directors, officers and stockholders have entered into lock-up agreements in connection with that offering generally providing that they will not offer, sell, contract to sell or grant any option to purchase or otherwise dispose of our common stock or any securities exercisable for or convertible into our common stock without the prior written consent of Goldman, Sachs & Co. According to the lock-up agreements, at any time beginning on the third day following the public release of our earnings for the year ended December 31, 1999, each stockholder may offer, sell, transfer, assign, pledge or otherwise dispose of up to 15% of his or her shares beneficially owned as of December 31, 1999; and at any time beginning on the 48th day following the public release of our earnings for the year ended December 31, 1999, each stockholder may offer, sell, transfer, assign, pledge or otherwise dispose of an additional 25% of his or her shares beneficially owned as of December 31, 1999. The lock-up restrictions will expire as to the remaining shares on May 3, 2000. As a result, a substantial number of shares of our common stock will be eligible for sale in the public market prior to the expiration of the customary 180-day lock-up period following an initial public offering.

        In addition, approximately 71.6 million shares under outstanding options and warrants and approximately 10.2 million shares reserved for future issuance under our stock option plans as of October 20, 1999 will be eligible for sale in the public market subject to vesting, the expiration of lock-up agreements and restrictions imposed under Rules 144 and 701 under the Securities Act of 1933, as amended (the "Act").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Webvan maintains a short-term investment portfolio primarily consisting of corporate debt securities with maturities of thirteen months or less. These available-for-sale securities are subject to interest rate risk and will rise and fall in value if market interest rates change. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. Webvan does not expect any material loss with respect to its investment portfolio.

        Webvan's restricted cash balance is invested in certificates of deposit. Accordingly, changes in market interest rates have no material effect on Webvan's operating results, financial condition and cash flows. There is inherent roll over risk on these certificates of deposit as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates.

        The following table provides information about Webvan's investment portfolio, restricted cash, capital lease obligations and long-term debt as of September 30, 1999, and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

                                                                      YEAR OF MATURITY
                                          -----------------------------------------------------------------------        TOTAL
                                                                                                            AFTER      CARRYING
                                          1999         2000          2001          2002         2003         2003        VALUE
                                          ----         ----          ----          ----         ----         ----        -----
                                                                           (DOLLARS IN THOUSANDS)
Cash and Equivalents ..............     $26,391             --           --           --           --          --      $  26,391
  Average interest rate ...........        5.16%            --           --           --           --          --           5.16%
Corporate Debt Securities .........                  $ 260,468           --           --           --          --      $ 260,468
  Average interest rate ...........                       5.93%          --           --           --          --           5.93%
Restricted Cash - Certificates
  of Deposit ......................     $ 3,465             --           --           --           --          --      $   3,465
  Average interest rate ...........        4.72%            --           --           --           --          --           4.72%
Capital Lease Obligations .........     $   151      $     669      $   773      $   734      $   283          --      $   2,610
  Average fixed interest rate .....       15.75%         15.77%       15.81%       15.28%       13.81%         --          15.43%
Long-term Debt ....................     $   608      $   3,931      $ 4,570      $ 5,140      $    55      $    6      $  14,310
  Average fixed interest rate .....       16.19%         16.24%       16.24%       16.25%        9.68%       8.57%         16.21%

Fair value approximates carrying value for the above financial instruments.


PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

Item 2(c)

        In July and August 1999, and prior to the closing of our initial public offering, we issued an aggregate of 21,670,605 shares of Series D-2 Preferred Stock to SOFTBANK Holdings, Inc., Goldman, Sachs & Co. and Sequoia Capital and their affiliates for an aggregate amount of $274,999,997.40.

        In July 1999 and prior to the closing of our initial public offering, we issued warrants to purchase an aggregate of 1,812,000 shares of Series C Preferred Stock to Bechtel Corporation and Vintage Island Partners with an aggregate exercise price of $4,209,880.

        In August and September 1999, and prior to the closing of our initial public offering, we issued 15,000 shares of common stock to Ramsey Beirne Associates for services provided.

        In September 1999, and prior to the closing of our initial public offering, we issued 150,000 shares of Series C Preferred Stock to Bechtel Corporation upon the exercise of an outstanding warrant for net proceeds of $348,500.

        During the quarter ended September 30, 1999 and prior to the closing of our initial public offering we granted options to purchase 23,340,275 shares of common stock to employees, consultants and other service providers of the Company under our stock plans.

        During the quarter ended September 30, 1999, we issued 2,345,387 shares of Common Stock pursuant to the exercise of stock options at exercise prices ranging from $0.00083 to $10.79. All of these stock options were granted under our 1997 Stock Plan prior to our initial public offering.

        There were no underwriters involved in connection with any transaction set forth above. The issuances of these securities were deemed to be exempt from registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder in each case as transactions by an issuer not involving a public offering or in reliance upon Rule 701 promulgated under
Section 3(b) of the Act.

        In all of such transactions, the recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued.

Item 2(d)

        On November 10, 1999, the Company completed the sale of an aggregate of 28,750,000 shares of its common stock, par value $0.0001 per share, at a price of $15.00 per share in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-84703), which the United States Securities and Exchange Commission declared effective on November 4, 1999. Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette, Merrill Lynch & Co., Bear, Stearns & Co. Inc., Deutsche Banc Alex. Brown, Robertson Stephens and Thomas Weisel Partners LLC were the lead underwriters for the offering.

        Of the $431.25 million in aggregate proceeds raised by the Company in the offering, (i) $22.5 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $2.0 million was paid by the Company in connection with offering expenses, printing fees, filing fees, and legal fees. The legal fees included approximately $750,000 paid to Wilson Sonsini, Goodrich & Rosati, Professional Corporation ("WSGR"), counsel to the Company. Jeffrey D. Saper, a member of WSGR, is Secretary of the Company. There were no other direct or indirect payments to directors or officers of the Company or any other person or entity. The

Company expects to use the proceeds of the offering principally to fund the construction of and equipment for distribution centers at an estimated cost of $25.0 million to $35.0 million per distribution center. The Company also expects to use the proceeds for general corporate purposes, including working capital and the funding of expected operating losses. A portion of the proceeds may also be used to pursue possible acquisitions of complementary businesses, technologies or products. Pending such uses, the Company is investing the proceeds in short-term, interest-bearing, investment-grade securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 1999, the following matters were submitted to the shareholders of Webvan Group, Inc., a California corporation ("Webvan California"). Webvan California merged into the Company on September 30, 1999 for the purpose of changing its state of incorporation to Delaware:

        1. On July 15, 1999, prior to the Company's initial public offering, the shareholders of Webvan California acting by written consent, approved an amendment to its Restated Articles of Incorporation, to (i) effect a two-for-one split of the outstanding shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, (ii) increase the authorized shares of Common Stock from 240,000,000 shares (post-split) to 300,000,000 shares (post-split), (iii) increase the authorized shares of Preferred Stock from 126,033,856 shares (post-split) to 160,181,480 shares (post-split), (iii) create two new series of Preferred Stock known as "Series D-1 Preferred" and "Series D-2 Preferred" each consisting of 17,073,812 shares (post-split) and provide for the rights, privileges and preferences thereof. Stockholders holding 86% of the shares (on an as if converted into Common Stock basis) outstanding at that time, consented to the foregoing.

        2. On August 31, 1999, prior to the Company's initial public offering, the shareholders of Webvan California acting by written consent, approved (a) an amendment to its Restated Articles of Incorporation, to (i) effect a three-for-two split of the outstanding shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, (ii) increase the authorized shares of Common Stock from 300,000,000 shares (pre-split) to 800,000,000 shares (post-split), (iii) increase the authorized shares of Preferred Stock from 160,181,480 shares (pre-split) to 250,272,270 shares (post-split); (b) an amendment and restatement of the Company's 1997 Stock Plan to among other things (i) increase the number of shares reserved for issuance thereunder by 7,500,000 shares (post-split),
(ii) provide for an automatic increase in the number of shares of Common Stock reserved for issuance thereunder in the amount of the lesser of 16,000,000 million shares (post-split), 4% of the Company's outstanding capital stock or such lesser number of shares as the Company's Board of Directors may determine;
(iii) the Company's 1999 Employee Stock Purchase Plan and the reservation of 5,000,000 shares (post-split) of Common Stock thereunder, with an automatic annual increase in number of shares of Common Stock reserved for issuance thereunder; and (iv) the Company's 1999 Nonstatutory Stock Option Plan and the reservation of 5,000,000 shares (post-split) of Common Stock thereunder. Stockholders holding 58% of the shares (on an as if converted into Common Stock basis) outstanding at that time, consented to the foregoing.

        3. On September 21, 1999, prior to the Company's initial public offering, the shareholders of Webvan California acting by written consent approved the reincorporation merger of Webvan California with and into its wholly-owned subsidiary Webvan Group, Inc., a Delaware corporation, with Webvan Group, Inc., a Delaware corporation the surviving corporation. Stockholders holding 67% of the shares (on an as if converted into Common Stock basis) outstanding at that time, consented to the foregoing.

During the three months ended September 30, 1999, the Company submitted the following matters to its stockholders by written consent in lieu of a stockholders meeting:

        1. On September 20, 1999, prior to the Company's initial public offering, Webvan California, the Company's then sole stockholder, acting by written consent, approved (i) the amendment and restatement of the Company's Certificate of Incorporation and (ii) the reincorporation merger of Webvan California with and into the Company with the Company as the surviving corporation.

        2. On September 30, 1999, prior to the Company's initial public offering, Webvan California, the Company's then sole stockholder, acting by written consent, approved, among other things, the amendment and restatement of the Company's Restated Certificate of Incorporation.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        27.1 Financial Data Schedule.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 1999.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WEBVAN GROUP, INC.
                               (Registrant)

                               By:  /s/ KEVIN R. CZINGER
                                   ------------------------------------
                                   Kevin R. Czinger
                                   Senior Vice President, Corporate Operations
                                   and Finance (Principal Financial Officer)


Date:  November 29, 1999

                                 EXHIBIT INDEX

EXHIBIT
NO.            DESCRIPTION
---            -----------
27.1           Financial Data Schedule