Form 10-K405
period 1999-12-31
WEBVAN GROUP INC
filed 2000-03-30
CIK 1092657

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

      [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-27541

                               WEBVAN GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        77-0446411
          (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

               310 LAKESIDE DRIVE
                FOSTER CITY, CA                                       94404
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 627-3000

  SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK,
                               $0.0001 PAR VALUE

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 15, 2000, was approximately $1,262,685,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of March 15, 2000 was 328,980,854.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on June 1, 2000 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
     Item 1.  Business....................................................    3
     Item 2.  Properties..................................................   11
     Item 3.  Legal Proceedings...........................................   11
     Item 4.  Submission of Matters to a Vote of Security Holders.........   11

PART II
     Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   11
     Item 6.  Selected Consolidated Financial Data........................   12
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   13
     Item     Quantitative and Qualitative Disclosures About Market
       7A.    Risk........................................................   27
     Item 8.  Financial Statements........................................   29
     Item 9.  Changes In and Disagreement With Accountants on Accounting
              and Financial Disclosure....................................   48

PART III
     Item     Directors and Executive Officers of the Registrant..........   48
       10.
     Item     Executive Compensation......................................   48
       11.
     Item     Security Ownership of Certain Beneficial Owners and
       12.    Management..................................................   48
     Item     Certain Relationships and Related Transactions..............   48
       13.

PART IV
     Item     Exhibits, Financial Statement Schedules and Reports on Form
       14.    8-K.........................................................   48
SIGNATURES................................................................   50

                                     PART I

     This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to the designed capacity of our distribution centers, the time required for a distribution center to operate at designed capacity, the timing and amount of our capital expenditures and financing needs, and the economics of a distribution center including its revenue potential, average order size, orders processed per day, cash flow potential and operating margin. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. Such statements reflect the judgement of the Company as of the date of this annual report on Form 10-K with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Webvan undertakes no obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

     Webvan is an Internet retailer offering same-day delivery of consumer products through an innovative proprietary business design that integrates our Webstore, distribution center and delivery system. Our current product offerings are principally focused on food, non-prescription drug products and general merchandise including housewares, pet supplies and books.

THE WEBVAN WEBSTORE

     Our Webstore is a user-friendly, informative and personalized web site which enables users to quickly and easily navigate and purchase from a wide selection of items. The Webstore makes the shopping experience easy for the customer by offering them multiple methods for shopping the site. The store directory is divided into twelve intuitively organized categories and allows the customer to quickly and efficiently find items. Once customers find the item they want, they may add it to the shopping cart or may save it to a shopping list. The shopping cart is always visible on the screen and instantly updates and calculates the order total while the customer shops. Our Webstore promotes brand loyalty and repeat purchases by providing a convenient, easy-to-use experience that encourages customers to return frequently.

     HOME PAGE. Our home page serves as the entry point and gives visitors a glimpse of the wide selection available on the site. On our home page, customers find weekly specials on brand name products, a clearly defined directory structure and links that showcase specific products and areas of the site.

     BROWSING. Our Webstore displays a store directory which allows visitors to browse through all the categories of products Webvan offers. The categories are intuitively organized by type of product and enable the user to drill down from general to more specific categories, such as moving from produce to fruits to bananas. The browsing tool also enables customers to see all products in a particular category before making a selection, similar to scanning the shelves of a neighborhood store. In addition, each item on the site has an image and many grocery products have nutritional information attached, which further enhances the user experience.

     SEARCHING. Our Webstore contained an interactive, searchable database of approximately 18,000 SKUs at year end. The customer can search based on product type, brand name or category. The search results page displays each relevant item, along with the product category and subcategories.

     CONTENT AND FEATURES. Webvan offers an array of content on the site to enhance the user experience and encourage visitors to try new items. Our weekly electronic magazine, Sensations, features special recipes, cooking tips, features authored by food and health experts, and the opportunity to interact with culinary professionals. As we accumulate data, our Webstore can be personalized to appeal to individual customer preferences and buying habits.

     PERSONALIZATION AND LISTS. Our Webstore enables a customer to personalize their shopping experience. The site's shopping list feature allows customers to create and retain personal shopping lists in their profiles. Multiple lists can be saved for weekly shopping, specific events or special occasions. Once a list has been created and saved, it can be retrieved and modified at any time, enabling customers to shop and check out in a few minutes. We believe that the personalization of a customer's shopping experience is an important element of our value proposition and we intend to continue to enhance our personalization services. For instance, we recently introduced the "My Personal Market" category which generates a shopping category with everything a customer has ever purchased at webvan.com sorted by product category as well as a shopping category with a customer's 50 most frequently purchased items sorted by purchase frequency.

     DELIVERY. Customers schedule their delivery by selecting a time from a grid of 30-minute alternatives. Our real-time inventory tracking and delivery route software systems are designed to help ensure that the groceries a customer orders will be available so that they can be delivered at the delivery time window selected by the customer. Using this system, the customer is able to select and schedule a delivery to occur within an available specific 30-minute window, on the same day or up to four days after the order is placed. Deliveries are currently made from 7:00 a.m. to 10:00 p.m. every day of the week from our Oakland facility. Our customers must be at home to accept delivery of perishable or frozen items or regulated products such as alcohol and tobacco. Non-perishable items may be delivered when the customer is not home.

     For the year, 92% of our deliveries were on time. While we strive to maintain high on-time delivery rate and order fulfillment accuracy rates, we have, on occasion, experienced operational "bugs" that have resulted in a high proportion of late deliveries or order fulfillment inaccuracies on particular days. Any material decrease in our on-time delivery rate or in order fulfillment accuracy would likely have an adverse impact on our consumer acceptance of our service and on our ability to increase average daily order volume. A prolonged decline in our on-time delivery rate or in order fulfillment accuracy would have an adverse impact on our financial results.

TECHNOLOGY

     We have developed a technologically advanced systems platform, which integrates our entire business process from end to end. We have built an array of proprietary advanced inventory management, warehouse management, route management and materials handling systems and software to manage the entire customer ordering and delivery flow process. Our proprietary automated materials handling controller communicates with the Webstore and warehouse management system and issues instructions to the various mechanized areas of the distribution center to ensure the proper fulfillment of orders. We designed the system to utilize automated conveyors and carousels to transport items to centrally located employees. As a result, the system is designed to allow us to increase volume without a proportionate increase in human resources.

     Once a delivery is scheduled, a route planning feature of the system determines the most efficient route to deliver goods to the customer's home. The courier communicates with the route planner and delivery scheduler modules throughout the delivery process through the use of a wireless mobile field device. Each aspect of this process is tightly integrated and enables us to provide high quality service to our customers.

     We have devoted over 50 person years of effort to our software development effort. Our software development expenses were approximately $15 million, $3 million and $0.2 million in 1999, 1998 and 1997, respectively.were We are continuously refining and modifying our systems based on our experience and an attempt to incorporate additional features that make order processing more efficient and customer experience more rewarding. We outsource most of our network operations functions and employ our own customer services personnel. The continued uninterrupted operation of our Webstore and transaction-processing systems is essential to our business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of our Webstore and transaction-processing systems. Webvan's web and database servers are hosted at AboveNet Communications, Inc. in Santa Clara County, California.

DISTRIBUTION CENTER ROLL OUT

     We currently operate a 336,000 square foot distribution center facility in Oakland, California. The distribution center was designed to process product volumes equivalent to approximately 18 supermarkets and is the hub for the receipt and distribution of products and allows for efficient sorting and distribution of products. The distribution center is a clean, climate-controlled facility segmented into separate ambient, refrigerated and frozen areas that store grocery items at optimal temperatures. Identical software systems will be implemented at each distribution center, enabling the easy replication of the distribution center model across multiple locations and allowing for central management of the entire system. We intend to pursue a roll out of distribution centers into various locations in the U.S. to capitalize on what we view as a substantial market opportunity. Our first facility in Oakland, California was commercially launched in June 1999. Our second distribution center in Atlanta, Georgia is scheduled to open in the second quarter of 2000. Other planned openings in 2000 include Chicago and Seattle and we plan to have distribution centers open in a total of 15 geographic markets by the end of 2001. We plan to locate our distribution centers in industrially zoned areas, which generally have lower real estate costs than traditional supermarkets located in commercial areas.

     In July 1999, we entered into an agreement with Bechtel Corporation for the construction of up to 26 additional distribution centers after Atlanta over the next three years in various locations that we designate. We believe that our alliance with Bechtel will enable us to more aggressively and cost-effectively roll out distribution centers in other markets by utilizing their engineering, design, procurement and construction expertise. Bechtel will be responsible for substantially all aspects of the build-out program and will deliver completed distribution centers to Webvan. We expect Bechtel to leverage its strengths in engineering management to incorporate improvements to the design of our distribution centers. For instance, "build-to-suit" design specifications are currently being designed with Bechtel to be provided to potential landlords for the development of buildings with "standardized" or identical layouts. Although the Company has no specific capital commitment under our agreement, our expenditures under the contract are estimated to be approximately $1.0 billion. We estimate the average cost of the construction of and equipment of distribution centers under our contract with Bechtel at $30.0 million to $35.0 million based on our experience to date and on efficiencies we expect will be progressively realized over the course of our contract from our relationship with Bechtel, including cost of construction efficiencies we expect to follow from "build-to-suit" design specifications. Bechtel is to perform services under its agreement with us within schedule and budgetary parameters determined by Webvan, and will be eligible to receive cash incentive payments to the extent distribution centers are completed within the preestablished parameters. Under our agreement with Bechtel, Bechtel has agreed not to provide substantially similar services to any other entity operating in a number of Internet retail segments. We also issued Bechtel a warrant to purchase up to 1,800,000 shares of our stock. The warrant has been exercised as to 150,000 shares and becomes exercisable as to 150,000 additional shares when the first six distribution centers are completed and as to an additional 57,690 shares upon the completion of each distribution center within agreed upon schedule and budgetary parameters.

     We currently obtain all of our carousels for our distribution centers from Diamond Phoenix Corporation. Under our agreement with Diamond Phoenix, Diamond Phoenix has agreed not to sell carousels to any other entity operating in a number of Internet retail segments. In the event that the supply of carousels from Diamond Phoenix were delayed or terminated for any reason, the Company believes that it could obtain similar carousels from other sources; however, the integration of such other carousels into our distribution centers could result in construction delays and could require modifications to our software systems. Accordingly, any such delay or termination of our relationship with Diamond Phoenix could cause a material delay in our planned expansion program. In addition, in connection with this arrangement, we made a minority equity investment in Diamond Phoenix.

DELIVERY OPERATIONS

     The distribution center will serve as the center of our hub-and-spoke delivery system. Orders are collected from the Webstore, routed and managed by the distribution center, transferred to stations and delivered from the stations to customers' homes. This model enables us to efficiently and cost effectively deliver consumer goods to the home by combining centralized order fulfillment with decentralized delivery.

We use temperature-controlled trucks to deliver from the distribution center to the station and smaller vans to deliver from the station to the home. The stations are strategically positioned throughout a delivery region within approximately 50 miles of a distribution center and typically within approximately 10 miles of target customer residences. Our initial market in the San Francisco Bay Area, has 12 stations, and we expect other distribution centers to support from 12 to 15 stations. We deliver to the customer's door in a smaller van complete with refrigeration equipment to keep chilled and frozen items at temperatures that insure their quality and freshness. Each customer's order is delivered in environmentally-friendly reusable containers, called totes.

     All of our couriers are Webvan employees. We utilize strict hiring standards in choosing couriers and require each new employee to complete an intensive training program. The courier training lasts three weeks and includes 32 hours of classroom training, 24 hours of driving training and 16 hours of on the job training. Couriers are trained in responsible driving practices, verification procedures related to the sale of alcohol and tobacco products, courtesy and the proper handling of totes and products. Our couriers receive a competitive compensation package, including cash and stock options, and are incentivized to reinforce our brand and help to create a lasting one-to-one relationship with our customers. In addition, couriers have been trained to answer questions about the service and handle service issues directly and promptly at the customer residence. If the customer is not satisfied with the products received, the courier is able to initiate a transaction to replace items or credit the customer's bill.

CUSTOMER SERVICE

     We believe that our ability to establish and maintain long-term relationships with our customers and to encourage repeat visits and purchases depends on the strength of our customer support and service operations and staff. We seek to achieve frequent communication with and feedback from our customers to continually improve the Webvan service. Webvan offers a number of automated help options as well as an on-line "chat" system that connects customers and customer service representatives on the website and an easy-to-use direct e-mail service to enable customers to ask questions and to encourage feedback and suggestions. We plan to respond to customer email inquiries within 12 hours of the submission and allow for a maximum response time of 24 hours. Our team of customer support and service personnel are responsible for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, deliveries and payments. Users can contact customer service representatives via our toll free telephone number to ask questions. Our automated customer service function distributes e-mails to customers after registration and after each order is placed. We plan to enhance the automation of the tools used by our customer support and service staff in the future.

MARKETING AND PROMOTION

     Our marketing and promotion program is designed to strengthen the Webvan brand name, drive trials of our service in our target markets, build strong customer loyalty and maximize repeat usage and purchases. We intend to build our brand name and customer loyalty through our public relations programs, advertising campaigns and promotional activities. Our efforts focus on building credibility with customers and achieving market acceptance for our services. We expect to advertise locally in our initial launch markets and plan to tailor our advertising to each specific market.

     In the future, Webvan expects to be able to provide increasingly targeted and customized services by using the customer purchasing, preference and behavioral data obtained through the traffic and purchases generated at the Webstore. We also build brand loyalty though personalized interaction with customers through prompt, professional delivery persons and through use of Webvan delivery vehicles. By offering customers a compelling and personalized value proposition, our goal is to increase the number of visitors that make a purchase, to encourage repeat visits and purchases and to extend customer retention. In addition, loyal, satisfied customers generate strong word-of-mouth support and awareness which drive new customer acquisitions and increased order volumes.

MERCHANTS AND VENDORS

     Webvan sources grocery products from a network of food and drug manufacturers, wholesalers and distributors. We source products from a network of manufacturers, distributors and wholesalers. We currently rely on rapid fulfillment from national and regional distributors for a substantial portion of our grocery items. We purchase a number of top grocery brands and high volume grocery items directly from manufacturers and may increase our use of direct suppliers as our product volumes increase with additional distribution centers. We also utilize premium specialty suppliers or local sources for gourmet foods, farm fresh produce, fresh fish and meats. Because we cover a broad area and service high volumes from a single point of distribution, we offer our suppliers a very efficient product supply model which is reflected in the discounts and pricing we receive. When we select a new product for purchase, it is entered into the inventory management system and our Webstore. We employ advanced replenishment and expiration date controls to manage our inventory and maintain product freshness. As of December 31, 1999, we were purchasing products from approximately 30 distributors and directly from approximately 230 vendors.

LEVERAGE DISTRIBUTION SYSTEM TO ENTER ADDITIONAL CONSUMER PRODUCT CATEGORIES.

     Our initial focus is on groceries and non-prescription drugstore offerings because we believe this is the best way to establish long-term relationships with customers given the frequency with which people shop for these products compared to other items and the size of the grocery and drugstore market. We believe that customer reliance on the convenience and reliability of Webvan deliveries to their homes will enable implementation of the larger strategy of using our distribution system to sell products in other consumer product categories and ultimately to position ourselves as the preferred choice of customers for purchasing products over the Internet that are delivered to the home.

COMPETITION

     Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers comprise our principal competition as an on-line grocery retailer, although we also face substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and drugstore chains. To the extent that we add non-grocery store product categories to our offering, local, regional and national retailers in those product categories, as well as online retailers in those product categories, will provide our principal competition in those areas. Many of our existing and potential competitors, particularly traditional grocers and retailers and certain online retailers, are larger and have substantially greater resources than we do. We expect this competition in the online grocery and non-grocery areas will intensify as more traditional and online grocery retailers offer competitive services. For instance, in Seattle, where we expect to begin operations this year, Albertson's, a traditional supermarket chain, has introduced an Internet based service, and we expect competition from such retailers to intensify in the near future.

     Our initial distribution center in Oakland, California, operates in the San Francisco Bay Area market. In this market, we compete primarily with traditional grocery retailers and with online grocers NetGrocer and Peapod. Homegrocer has announced plans to introduce its online grocery service in Atlanta. Our potential competitors in markets other than the San Francisco Bay Area include between five and ten full-service grocery retailers operating exclusively online. The number and nature of competitors and the amount of competition we will experience will vary over time and by market area. In other markets, we expect to compete with current online offerings from these companies and others, including HomeGrocer, HomeRuns, ShopLink, GroceryWorks and Streamline. Many of these services charge membership, delivery or service fees, and often offer their goods at a premium to traditional supermarkets. In addition, most competing online retailers currently use manual shopping and retrieval systems which we believe lack the capability to process a large number of orders for a large number of customers in a cost efficient manner.

     The principal competitive factors that affect our business are location, breadth of product selection, quality, service, convenience, price and consumer loyalty to traditional and online grocery and non-grocery retailers. In the grocery business, we believe that we compete favorably with respect to each of these factors as compared to other online grocery retailers. However, many traditional grocery retailers may have substantially greater levels of consumer loyalty and serve many more locations than we currently do. As we expand into additional product categories, our ability to attract and retain customers for these products will be a function of the same competitive factors. If we fail to compete effectively in any one or more of these areas, we may lose existing and potential customers, which could materially harm our business.

GOVERNMENT REGULATION

     In addition to regulations applicable to businesses generally or directly applicable to electronic commerce, we are subject to a variety of regulations concerning the handling, sale and delivery of food, alcohol and tobacco products. Currently, we are not subject to regulation by the United States Department of Agriculture, or USDA. Whether the handling of certain food items in our distribution facility, such as meat and fish, will subject us to USDA regulation in the future will depend on several factors, including whether we sell food products on a wholesale basis or whether we obtain food products from non-USDA inspected facilities. Although we have designed our food handling operations to comply with USDA regulations, we cannot assure you that the USDA will not require changes to our food handling operations. We will also be required to comply with local health regulations concerning the preparation and packaging of our prepared meals and other food items. Any applicable federal, state or local regulations may cause us to incur substantial compliance costs or delay the availability of a number of items at one or more of our distribution centers. In addition, any inquiry or investigation from a food regulatory authority could have a negative impact on our reputation. Any of these events could have a material adverse effect on our business and expansion plans and could cause us to lose customers.

     We will be required to obtain state, and in some cases county or municipal licenses and permits for the sale of alcohol and tobacco products in each location in which we seek to open a distribution center. Given the complexity of these regulations governing the issuance of these permits and licenses and the fact that most were enacted prior to the existence of an Internet-based sales model, we cannot assure you that we will be able to obtain any required permits or licenses in a timely manner, or at all. We may be forced to incur substantial costs and experience significant delays in obtaining these permits or licenses. For instance, we will not have an alcohol license in Atlanta when we open our distribution center, and our pursuit of regulatory or legislative clarification to existing rules in order to obtain a license may be ultimately unsuccessful or expensive. In addition, the United States Congress is considering enacting legislation which would restrict the interstate sale of alcoholic beverages over the Internet. Changes to existing laws or our inability to obtain required permits or licenses could prevent us from selling alcohol or tobacco products in one or more of our geographic markets or a portion of those markets where a market extends over two or more licensing jurisdictions. Any of these events could substantially harm our net sales, gross profit and ability to attract and retain customers.

     The adoption of laws or regulations relating to large-scale retail store operations could adversely affect the manner in which we currently conduct our business. For example, the Governor of California recently vetoed legislation which would have prohibited a public agency from authorizing retail store developments exceeding 100,000 square feet if more than a small portion of the store were devoted to the sale of non-taxable items, such as groceries. While it is not clear whether our operations would be considered a retail store for purposes of this kind of legislation, we cannot assure you that other state or local governments will not seek to enact similar laws or that we would be successful if forced to challenge the applicability of this kind of legislation to our distribution facilities. The expenses associated with any challenge to this kind of legislation could be material. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

     In addition, because of the increasing popularity of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet and e-commerce that could adversely affect the manner in which we conduct our business. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We do not currently provide user-specific personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in web usage and reduce the demand for our products and services.

     We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of these laws were adopted prior to the wide use of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market place. This uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

INTELLECTUAL PROPERTY

     We regard patent rights, copyrights, service marks, trademarks, trade secrets and similar intellectual property as important to our success. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights; however, the steps we take to protect our proprietary rights may be inadequate. We have filed trademark registration applications, including for the marks "WEBVAN", "WEBVAN.COM," the Webvan logo and "THE ONLY .COM YOU REALLY NEED". We currently have no patents protecting our technology. From time to time, we have filed and expect to file patent applications directed to aspects of our proprietary technology. We cannot assure you that any of these applications will be approved, that any issued patents will protect our intellectual property or that any issued patents or trademark registrations will not be challenged by third parties. In addition, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

EMPLOYEES

     As of December 31, 1999, we had 959 full-time employees consisting of 101 in software development, 242 in operations, administration and customer service, 33 in merchandising, 15 in marketing and 568 at our distribution centers. We expect to hire additional personnel as we expand our operations and staff additional distribution centers. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

EXECUTIVE OFFICERS

     Our executive officers and certain information about them as of December 31, 1999 are as follows:

                   NAME                     AGE                       POSITION(S)
                   ----                     ---                       -----------
Louis H. Borders..........................  51    Chairman of the Board
George T. Shaheen.........................  55    President, Chief Executive Officer and Director
Robert H. Swan............................  39    Chief Financial Officer
Arvind Peter Relan........................  37    Senior Vice President, Platform Group
Mark X. Zaleski...........................  37    Senior Vice President, Area Operations
F. Terry Bean.............................  52    Senior Vice President, Human Resources

     Louis H. Borders has served as our Chairman of the Board since founding Webvan in December 1996. Mr. Borders served as President and Chief Executive Officer of Webvan from December 1996 to September 1999. Mr. Borders co-founded Synergy Software, a software consulting company, in November 1989 and served on its board of directors from November 1989 to November 1997. Mr. Borders founded Borders Books, a retail bookstore chain, in 1971 and served as President and Chief Executive Officer until 1983 and as Chairman from 1983 to 1992. He also developed the advanced information systems used by Borders Books to manage inventory across diverse geographic and demographic regions. In addition, Mr. Borders is chairman of

Mercury Capital Management, an investment firm he founded in 1995. Mr. Borders holds a B.A. in Mathematics from the University of Michigan.

     George T. Shaheen has served as President and Chief Executive Officer and as a member of the Board of Webvan since September 1999. Prior to joining Webvan, he had been the managing partner and chief executive officer of Andersen Consulting, a global consulting firm, since the firm became an independent unit in 1989. He joined Andersen Consulting in 1967 and became a partner in 1977. From 1980 to 1985, he oversaw the consulting practice for North and South Carolina before heading the Northern California Consulting practice based in San Francisco. Prior to becoming managing partner and chief executive officer of Andersen Consulting, Mr. Shaheen was managing partner of the Southeast U.S. Region and North American practices. In addition, he was the practice director for Japan and the Pacific Northwest. Mr. Shaheen is also a director of Siebel Systems, Inc., a software company. He is on the Board of Trustees at Bradley University and is a member of the Board of Advisors for the Northwestern University J.L. Kellogg Graduate School of Business. Mr. Shaheen received a bachelor's degree in marketing and a master's degree in finance from Bradley University.

     Robert H. Swan has served as Chief Financial Officer since February 2000; from October 1999 until February 2000 he served as Vice President, Finance of Webvan. From September 1985 to October 1999, Mr. Swan held a variety of positions at General Electric Company, most recently as Vice President, Finance and Chief Financial Officer of GE Lighting. From January 1997 to June 1998, Mr. Swan served as Vice President, Finance of GE Medical Systems in Europe. From October 1994 to January 1997, Mr. Swan served as Chief Financial Officer of GE Transportation Systems. From May 1988 to October 1994, Mr. Swan held several assignments with GE's Corporate Audit Staff. Mr. Swan holds a B.S. in Management from the State University of New York at Buffalo and an M.B.A. from the State University of New York at Binghamton.

     Arvind Peter Relan has served as Senior Vice President Platform Group of Webvan since March 2000; from February 1998 until March 2000 he served as Senior Vice President, Technology of Webvan. From May 1994 to February 1998, Mr. Relan served in various management positions at Oracle Corporation, a software company, most recently as Vice President of Internet Server Products in its Application Server Division. In 1995, Mr. Relan founded Oracle's Internet Server Division, including Oracle's patented Web Request Broker technology, Oracle Application Server and Oracle Internet Commerce Server. From 1988 to 1994, Mr. Relan held various positions at Hewlett-Packard, a computer systems, equipment and services company, including principal technologist for the HP Openview Platform. Mr. Relan holds a B.S. in Computer Engineering from the University of California, Los Angeles and a M.S. in Engineering Management from Stanford University.

     Mark X. Zaleski has served as Senior Vice President, Area Operations of Webvan since July 1999. From December 1998 to July 1999, he served as Chief Operating Officer of Webvan. From 1994 to 1998, Mr. Zaleski served in various executive management positions for ACNielsen, a market research company, most recently as Senior Vice President and Group Managing Director of Central Europe. From 1985 to 1994, Mr. Zaleski held several positions at Federal Express, most recently as a Managing Director for Federal Express, Europe. From 1985 to 1988, Mr. Zaleski held various management positions in hub, ground operation and sales for Federal Express. Mr. Zaleski holds a B.S. in Business Administration and an M.B.A. from the European University in Antwerp, Belgium.

     F. Terry Bean has served as Senior Vice President, Human Resources since March 2000. From August 1998 to May 1999 Mr. Bean served as vice president of human resources and corporate services for Equiva Services, a joint venture between Shell Oil Company, Texaco and Saudi Aramco. From 1994 to July 1998, he was with Office Depot, Inc., serving first as the executive vice president, human resources, and from 1997 to 1998, as senior vice president of the company's commercial business unit. From 1989 to 1994, he was the senior vice president, human resources for Roses Stores, Inc. in Henderson, North Carolina and from 1978 to 1989, he held a series of senior positions within the personnel services group at Federal Express Corporation. Mr. Bean received his bachelor's degree in business from Memphis State University.

     Officers serve at the discretion of the Board and are appointed annually. The employment of each of our officers is at will and may be terminated at any time, with or without cause. There are no family relationships between any of the directors or executive officers of Webvan.

ITEM 2. PROPERTIES

     Our corporate offices are located in Foster City, California, where we lease a total of approximately 200,000 square feet under leases that expire between August 2001 and November 2012 which we anticipate will satisfy our corporate office space needs for the foreseeable future.

     We lease approximately 340,000 square feet in Oakland, California for our distribution center under a lease that expires in June 2008, with an option to extend the lease for an additional five years. We lease approximately 350,000 square feet in Suwanee, Georgia for our second distribution center, serving Atlanta, which is expected to open in the second quarter of 2000. This lease expires in July 2009, with two options to extend the lease for additional five year periods. We have also signed leases for sites in Springfield, Virginia; Grapevine, Texas; Carol Stream, Illinois, Kent, Washington; Denver, Colorado; North Bergen, New Jersey; Logan, New Jersey; Bronx, New York; Ayer, Massachusetts; Foothill Ranch, Orange County, California; and Glen Burnie, Maryland; on which we plan to construct distribution centers averaging approximately 350,000 square feet in existing or to-be-built buildings that will serve the metropolitan areas of the District of Columbia, Dallas, Chicago, Seattle, Denver, northern New Jersey, Philadelphia, New York City, Boston, Orange County and Baltimore respectively. We are evaluating sites and negotiating leases for additional distribution centers in other markets. Although we expect those sites to be available, we cannot assure you that suitable sites will be available on commercially reasonable terms. We do not own any real estate and expect to lease distribution center and station locations in the other markets we enter.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     We effected the initial public offering of our Common Stock on November 4, 1999. As of March 15, 2000, there were approximately 560 registered holders of our Common Stock. Our Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "WBVN." The following table sets forth for the periods indicated, the high and low prices of our Common Stock as quoted in the Nasdaq National Market.

                                                            HIGH       LOW
                                                           ------    --------
Fiscal year ended December 31, 1999
  Fourth Quarter (from November 4, 1999).................  $34.00    $15.0625

     We have not paid any dividends since our inception and do not intend to pay any dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. Historical results are not necessarily indicative of future results.

                                                 PERIOD FROM
                                                 DECEMBER 17,
                                               1996 (INCEPTION)        YEARS ENDED DECEMBER 31,
                                               TO DECEMBER 31,       -----------------------------
                                                     1997               1998              1999
                                               ----------------      -----------      ------------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales....................................    $        --         $        --      $     13,305
Cost of goods sold...........................             --                  --            11,289
                                                 -----------         -----------      ------------
  Gross profit (loss)........................             --                  --             2,016
Operating expenses:
  Sales and marketing expenses...............             --                  --            11,746
  Software development.......................            244               3,010            15,237
  General and administrative.................          2,612               8,825            92,406
  Amortization of deferred stock
     compensation............................             --               1,060            36,520
                                                 -----------         -----------      ------------
          Total operating expenses...........          2,856              12,895           155,909
                                                 -----------         -----------      ------------
Loss from operations.........................         (2,856)            (12,895)         (153,893)
                                                 -----------         -----------      ------------
Interest income..............................             85                 923            11,480
Interest expense.............................             69                  32             2,156
                                                 -----------         -----------      ------------
  Net interest income........................             16                 891             9,324
                                                 -----------         -----------      ------------
Net loss.....................................    $    (2,840)        $   (12,004)     $   (144,569)
                                                 ===========         ===========      ============
Basic and diluted net loss per share.........    $      (.33)(1)     $      (.31)(1)  $      (1.43)
                                                 ===========         ===========      ============
Weighted average shares outstanding -- basic
  and diluted................................      8,575,050(1)       39,343,747(1)    101,043,634
                                                 ===========         ===========      ============
OTHER OPERATING DATA:
Capital expenditures.........................    $       265         $    32,669      $     64,253
Depreciation and amortization................             57               1,323            44,232

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1997      1998        1999
                                                              ------    -------    --------
                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and equivalents........................................  $2,935    $13,839    $ 60,220
Working capital.............................................   7,693     10,923     605,618
Total assets................................................   8,279     60,009     757,793
Long-term liabilities.......................................      17     14,337      12,147
Total shareholder's equity..................................   7,972     33,612     705,252

---------------
(1) As restated, see Note 15 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are an Internet retailer offering same-day delivery of consumer products through an innovative proprietary business design which integrates our Webstore, distribution center and delivery system. Our current product offerings are principally focused on food, non-prescription drug products and general merchandise, such as housewares, pet supplies and books .

     We were incorporated in December 1996 as Intelligent Systems for Retail, Inc. In April 1999, we changed our name to Webvan Group, Inc. We commenced our grocery delivery service in May 1999 on a beta test basis to approximately 1,100 persons and commercially launched our Webstore on June 2, 1999. For the period from inception in December 1996 to June 1999, our primary activities consisted of raising capital, recruiting and training employees, developing our business strategy, designing a business system to implement our strategy, constructing and equipping our first distribution center and developing relationships with vendors. Since launching our service in June 1999, we have continued these operating activities and have also focused on building sales momentum, establishing additional vendor relationships, promoting our brand name, enhancing our distribution, delivery and customer service operations and construction of additional distribution centers. Our cost of sales and operating expenses have increased significantly since inception and are expected to continue to increase. This trend reflects the costs associated with our formation and larger sales volumes, as well as increased efforts to promote the Webvan brand, build market awareness, attract new customers, recruit personnel, build out our distribution centers, refine and modify our operating systems and develop our Webstore and associated systems that we use to process customers' orders and payments.

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

     Since our inception, we have incurred significant losses, and as of December 31, 1999, we had an accumulated deficit of $159.4 million. As of December 31, 1999 our initial distribution center in Oakland, California was operating at less than 25% of the capacity for which it was designed.

     We do not expect any of our distribution centers to operate at designed capacity for several years following their commercial launch, and we cannot assure you that any distribution center will ever operate at or near its designed capacity. From the commercial launch of our Webstore on June 2, 1999 through December 31, 1999 we delivered orders to over 47,000 separate customers which generated approximately $13.3 million in net sales. During that period, over 71% of our orders were from customers who had previously used our service and our average order size was approximately $77.65. We expect that the addition of new distribution centers will cause our average order size to fluctuate, based on the number and timing of new distribution center openings and the expectation that average order size will initially be lower at a new distribution center. There can be no assurance that our average order size will not decline significantly in future periods.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NET SALES

     Net sales are comprised of the price of groceries and other products we sell, net of returns and credits. We commenced commercial operations in June 1999. Net sales were $13.3 million for our fiscal year ended December 31, 1999. We did not have any net sales in the comparable prior year periods. In December 1999, we launched our "America's Second Harvest Food Donation Program" in which individual or corporate customers order food from Webvan (included in Net Sales) for donation to local foodbanks. Net sales under this program were approximately $.8 million of which approximately $.7 million were purchased by entities and individuals associated or affiliated with Webvan or investors in Webvan. Our average order size was $77.65 for the whole year and $81.31 for the fourth quarter, not including net sales under the Second Harvest program. We expect that the addition of new distribution centers will cause our average order size to fluctuate, based on the number and timing of new distribution center openings, as increases in average order size at distribution centers with longer operating histories will be offset by lower average orders sizes at new distribution centers.

COST OF GOODS SOLD

     Cost of goods sold includes the cost of the groceries and other products we sell, adjustments to inventory and payroll and related expenses for the preparation of our home replacement meals. Cost of goods sold was $11.3 million for the fiscal year ended December 31, 1999. We did not have any cost of goods sold in the comparable prior year periods. The Company's gross profit as a percentage of net sales was 15.2% for the fiscal year ended December 31, 1999. Gross profit is expected to fluctuate as a result of a variety of factors, including the number of distribution centers launched in the reporting period, and the level of inventory spoilage related to perishables.

OPERATING EXPENSES

     SOFTWARE DEVELOPMENT. Software development expenses include the payroll and consulting costs for software developers directly involved in programming our computer systems. Software development expenses were $15.2 million for 1999, $3.0 million for 1998, and $.2 million for 1997. These increases were primarily attributable to increases in the number of employees and consultants required for developing, enhancing and increasing the capacity of our Web site, order processing, accounting, distribution center and delivery systems. Payroll and related expenses for 1999 increased to $7.9 million from $2.4 million in 1998 and $0 in 1997. Consulting expenses for 1999 increased to $6.2 million from $.9 million in 1998 and $0 for 1997. We believe that continued investment in software development is critical to attaining our strategic objectives and, as a result, expect software development expenses to increase significantly in future quarters.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include costs related to fulfillment and delivery of products, real estate, technology operations, equipment leases, merchandising, finance, customer service and professional services, as well as non-cash compensation and related expenses. General and administrative expenses increased to $92.4 million in 1999 from $8.8 million in 1998 and $2.6 million in

1997. Of this $83.6 million increase in 1999 over 1998, $31.6 million pertained to certain non-cash compensation and other expenses comprised primarily of payroll and related charges in connection with the terms of Mr. Shaheen's employment and $30.7 million pertained to aggregate distribution center operating expenses for our Bay Area distribution center and other distribution centers in their pre-launch phase. Such expenses were $31.9 million in 1999 versus only $1.2 million in 1998. There were no distribution center expenses in 1997. At our corporate headquarters, payroll and related costs increased to $14.5 million in 1999 from $4.1 million in 1998 and $.9 million in 1997. Additionally, consulting and professional fees and rent and facility charges also contributed to the company's general and administrative expense increases. As we roll out our business in new markets, we expect general and administrative expenses, including pre-launch distribution center expenses, to increase significantly.

     MARKETING AND SALES. Marketing and sales expenses include the costs of the creative development and placement of our advertisements, promotions, public relations, and the payroll and related expenses of our headquarters marketing staff. Marketing expenses were $11.7 million during 1999 compared to none in 1998 and 1997. The external costs of our advertisements and promotions for 1999 were $7.2 million compared to none in 1998 and 1997. Payroll and related expenses were $3.2 million for 1999, compared to none in 1998 and 1997. As we launch our business in new markets, we expect marketing expenses will increase as the company continues to build brand awareness and increase its customer base.

     AMORTIZATION OF STOCK-BASED COMPENSATION. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. During 1999, amortization of stock-based compensation was $36.5 million compared to $1.1 million for 1998, and $0 for 1997.

INTEREST INCOME (EXPENSE) NET

     Interest income (expense), net consists of earnings on our cash and cash equivalents and interest payments on our loan and lease agreements. Net interest income was $9.3 million in 1999, $.9 million in 1998 and $16,000 in 1997. These increases were primarily due to earnings on higher average cash and cash equivalent balances during the relevant years.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of preferred stock which through September 30, 1999 totaled $393.6 million (net of issuance costs) and the initial public stock offering of our common stock in November, 1999 which totaled $402.6 million (net of underwriter's discount and other issuance costs). Net cash used in operating activities was $58.8 million for 1999. Operating activities in 1998 used net cash of $2.2 million and for 1997 used $2.4 million. Net cash used in operating activities for each of these periods primarily consisted of net losses in addition to increases in prepaid expenses, partially offset by increases in accounts payable, accrued liabilities, amortization of deferred compensation, non-cash compensation expenses, depreciation and amortization, as applicable.

     Net cash used in investing activities was $641.1 million in 1999, of which $571.6 million was used to invest in marketable securities. Net cash used in investing activities was $39.0 million in 1998, of which $2.7 million was used to invest in marketable securities, and for 1997, net cash used for investing activities was $5.3 million, of which $5.0 million was used to invest in marketable securities. Net cash used in investing activities for each of these periods consisted, otherwise, primarily of leasehold improvements and purchases of equipment and systems, including computer equipment and fixtures and furniture.

     Net cash provided by financing activities was $746.3 million in 1999, $52.1 million in 1998 and $10.7 million in 1997. In November 1999, we sold an aggregate of 28,750,000 shares of common stock in the initial public offering at a price of $15.00 per share. Net cash provided by financing activities during 1999 primarily consisted of proceeds from the issuance of preferred stock of $348.0 million as well as the proceeds from the issuance of public stock of $431.3 million, (approximately $402.6 million net of underwriter's discount and other issuance costs). Net cash from financing activities during 1998 and 1997 included proceeds from the issuance of preferred shares of $34.8 million and $10.7 million respectively. As of December 31,

1999, our principal sources of liquidity consisted of $60.2 million of cash and cash equivalents and $578.6 million of marketable securities.

     As of December 31, 1999, our principal commitments consisted of obligations of approximately $15.9 million outstanding under capital leases and loans. As of December 31, 1999, we had capital commitments of approximately $100 million principally related to the construction of and equipment for future distribution centers. We anticipate a substantial increase in our capital expenditures and lease commitments to support our anticipated growth in operations, systems and personnel. We anticipate capital expenditures of from $300 to $350 million for the 12 months ending December 31, 2000, based on the recently announced acceleration of our expansion plans, although this amount may fluctuate based on the number, actual cost and timing of the build out of additional distribution centers. In July 1999, we entered into an agreement with Bechtel Corporation for the construction of up to 26 additional distribution centers over the next three years. Although the Company has no specific capital commitment under this agreement, our expenditures under the contract are estimated to be approximately $1.0 billion. Specific capital commitments under this contract are incurred only as we determine to proceed with a scheduled build out of a distribution center. The decision to proceed with each distribution center will require us to commit to additional lease obligations and to purchase equipment and install leasehold improvements.

     We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for the 12 months ending December 31, 2000. We intend to raise additional funds to support our business plan for 2001 or curtail our expansion plans. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. Our future capital needs will be highly dependent on the number and actual cost of additional distribution centers we open, the timing of these openings and the success of these facilities once they are launched. Thus, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, obtain a line of credit or curtail our expansion plans. In addition, from time to time we may evaluate other methods of financing to meet our longer term needs on terms that are attractive to us.

YEAR 2000 COMPLIANCE

     As of March 15, 2000 we had not experienced any material problems associated with the occurrence of the year 2000.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating us and our business because such factors currently have a significant impact or may have a significant impact on our business, prospects, financial condition or results of operations.

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

OUR BUSINESS SYSTEM IS NEW AND UNPROVEN AT HIGH VOLUMES, AND THE ACTUAL CAPACITY OF OUR SYSTEM MAY BE LESS THAN ITS DESIGNED CAPACITY.

     We have designed a new business system which integrates our Webstore, highly automated distribution center and complex order fulfillment and delivery operations. We have only been delivering products to customers commercially since we launched our Webstore on June 2, 1999 and the average daily volume of orders that we have had to fulfill to date has been significantly below our designed capacity of 8,000 orders per day and the levels that are necessary for us to achieve profitability. Although our initial distribution center was designed to process product volumes equivalent to approximately 18 supermarkets, as of December 31, 1999 we were operating at less than 25% of such designed capacity.

     We do not expect our distribution centers to operate at designed capacity for several years following their commercial launch, and we cannot assure you that any distribution center will ever operate at or near its designed capacity. If a distribution center is able to operate at its designed capacity seven days per week, we estimate that it would generate annual revenue of approximately $300 million assuming an average order size of approximately $103.00. We recently increased our days of operations at our Oakland distribution center to seven days a week. We cannot assure you how long it will take from the time of launch before any new distribution center will effectively operate at seven days a week. Our average order size for the fourth quarter of 1999 was $81.31. Thus, in Oakland, in addition to significantly increasing the number of orders per day we process, our average order size will have to increase by over $20.00 for the distribution center to be able to generate annual revenue of $300 million at its designed capacity. We cannot assure you that our average order size at our Oakland distribution center will remain at current levels or increase in the future or that the average order size at other distribution centers will be similar to our Oakland distribution center. If the average order size of any distribution center does not increase substantially from the amounts expected in the earlier quarters of its operation based on our experience in Oakland or if a distribution center is not able to operate at designed capacity seven days per week, our annual revenue at that distribution center will be substantially less than $300 million.

     It is not practicable to test our system at high volumes except by processing commercial orders. As part of our testing process, we have voluntarily limited the number of customer orders accepted in any given delivery window in an effort to ensure that our systems and technologies function properly while maintaining a high level of customer service. We plan to incrementally increase our voluntary limit on orders as our systems and technologies are proven at each incremental volume level. As a result, the success of our system in a high order volume environment has yet to be proven. Based on our operational experiences, refinements and modifications to our business systems and technologies in connection with the process of scaling our business to its design capacity may be necessary or advisable and the costs associated with them may be material. In addition, new system and technology features developed in response to our marketing and operational experience have to be integrated coherently into our systems and technologies. We cannot assure you that our business system will be able to accommodate a significant increase in the number of customers and orders, or that our initial distribution center or other distribution centers will in fact ever operate at or near designed capacity. If we are unable to effectively accommodate substantial increases in customer orders, we may lose existing customers or fail to add new customers, which would adversely affect our business, net sales and operating margins.

OUR BUSINESS SYSTEM IS COMPLEX, AND WE ARE PERIODICALLY AFFECTED BY OPERATIONAL DIFFICULTIES.

     Our business system relies on the complex integration of numerous software and hardware subsystems that utilize advanced algorithms to manage the entire process from the receipt and processing of goods at our distribution center to the picking, packing and delivery of these goods to customers in a 30-minute delivery window. We have, from time to time, experienced operational "bugs" in our systems and technologies which have resulted in order errors such as missing items and delays in deliveries. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, computer server or system failures, network outages, software performance problems or power failures. We expect bugs to continue to occur from time to time, and we cannot assure you that our operations will not be adversely affected. In addition, difficulties in implementing refinements or modifications to our systems have, from time to time, caused us to suffer unanticipated system disruptions, which impair the quality of our service during the period of disruption. The efficient operation of our business system is critical to consumer acceptance of our service. If we are unable to meet customer demand or service expectations as a result of operational issues, we may be unable to develop customer relationships that result in repeat orders, which would adversely affect our business and net sales.

OUR BUSINESS SYSTEM MAY NOT BE READILY OR COST-EFFECTIVELY REPLICABLE IN ADDITIONAL GEOGRAPHIC MARKETS.

     A critical part of our business strategy is to expand our business by opening additional distribution centers in new and existing markets to achieve economies of scale and leverage our significant and ongoing capital investment in our proprietary business system. While we currently plan to have distribution centers open in 15 markets by the end of 2001, our expansion strategy is dependent upon the ability of our proprietary business system and enabling software to be readily replicated to facilitate our expansion into additional geographic markets on a timely and cost-effective basis. Because our business system is extremely complex and we currently have only one operational distribution center, we have not demonstrated whether our proprietary business system is in fact readily and cost-effectively replicable.

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

OUR EXPANSION PLANS ARE DEPENDENT ON THE PERFORMANCE OF, AND OUR RELATIONSHIP WITH, BECHTEL CORPORATION.

     In July 1999, we entered into an agreement with Bechtel for the construction of up to 26 additional distribution centers over the next three years. We expect that our next 26 distribution centers following our Atlanta, Georgia distribution center will be constructed by Bechtel pursuant to this agreement. These distribution centers may not necessarily be in 26 different markets. The success of our expansion program is highly dependent on the success of our relationship with Bechtel and Bechtel's ability to perform its obligations under the contract. Our working relationship with Bechtel has just recently commenced and we cannot assure you that we will not encounter unexpected delays or design problems in connection with the build-out of our distribution centers. We also cannot assure you that expected cost efficiencies on which are based our estimates of the average cost of a distribution center will result from our relationship with Bechtel and Bechtel's acquisition of experience in the construction of our distribution centers. If our relationship with Bechtel fails for any reason, we would be forced to engage another contractor, which would likely result in a significant delay in our expansion plans and could result in increased costs of constructing and equipping our distribution centers.

WE HAVE NO EXPERIENCE IN MANAGING GEOGRAPHICALLY DIVERSE OPERATIONS.

     Although we plan to expand geographically, we have no experience operating in any other regions or in managing multiple distribution centers. Accordingly, the success of our planned expansion will depend upon a number of factors, including: our ability to integrate the operations of new distribution centers into our existing operations; our ability to coordinate and manage distribution operations in multiple, geographically distant locations; our ability to respond to issues specific to other geographic areas, such as adverse seasonal weather conditions that are not present in the Bay Area; and our ability to establish and maintain adequate management and information systems and financial controls.

     Our failure to successfully address these factors could have a material adverse effect on our ability to expand and on our results of operations.

WE ANTICIPATE FUTURE LOSSES AND NEGATIVE CASH FLOW.

     We have experienced significant net losses and negative cash flow since our inception. As of December 31, 1999, we had an accumulated deficit of $159.4 million. We incurred net losses of $144.6 million and $12.0 million in 1999 and 1998, respectively. We will continue to incur significant capital and operating expenses over the next several years in connection with our planned expansion, including:

     - the construction of and equipment for new distribution centers in additional geographic markets at an estimated cost of $30.0 million to $35.0 million per distribution center based on our experience to date and efficiencies we expect will be progressively realized over the course of our contract with Bechtel, such as savings associated with procurement for multiple sites and the design of standardized build-to-suit buildings which will is expected to reduce construction time and result in construction efficiencies;

     - the continued expansion and development of operations at our Oakland distribution center;

     - increases in personnel at our Oakland and future distribution centers;

     - brand development, customer service, marketing and other promotional activities;

     - the continued development of our computer network, Webstore, warehouse management and order fulfillment systems and delivery infrastructure; and

     - the development of strategic business relationships.

     If a distribution center, viewed as a stand-alone business unit without regard to headquarters' costs, is able to successfully operate at the volume and cost levels expected to be reached by a distribution center at the end of the first year of operation, we expect that the annualized earnings before interest, taxes, depreciation and amortization for that distribution center, would be positive and the distribution center would start to generate significant cash flow beginning in the fifth quarter of operations. If a distribution center is able to generate positive operating cash flow from operations, we plan to use the cash flow to fund capital expenditures for other distribution centers. If a distribution center, viewed as a stand-alone business unit without regard to headquarters' costs, is able to operate successfully at volumes and costs expected to be reached through the end of the third year of operation, we expect that the annualized earnings before interest, taxes, depreciation and amortization for that distribution center, from its launch through the end of that three-year period, would approximate the expected costs of constructing and equipping such distribution center. We cannot assure you that our distribution centers will be able to successfully operate at expected volume or cost levels, which are dependant upon a numbers of factors including the geographic density of customers and the productivity of our employees.

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

     With respect to operating margins, we estimate that, as a result of the potential advantages of our business model compared to traditional supermarkets, if our distribution center is able to operate at its designed capacity of 8,000 orders per day seven days per week and at an average order size of $103.00 per order, we can achieve an operating margin of 12%. However, we cannot assure you that we will be able to achieve 8,000 orders per day at an average order size of $103.00 and at expected cost levels and any failure to do so will result in lower operating margins.

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

WE FACE INTENSE COMPETITION FROM TRADITIONAL AND ONLINE RETAILERS OF GROCERY PRODUCTS AND OTHER PRODUCTS.

     The grocery retailing market is extremely competitive. Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers comprise our principal competition as an on-line grocery retailer, although we also face substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and drugstore chains. To the extent that we add non-grocery store product categories to our offering, local, regional and national retailers in those product categories, as well as online retailers in those product categories, will provide our principal competition in those areas. Many of our existing and potential competitors, particularly traditional grocers and retailers and certain online retailers, are larger and have substantially greater resources than we do. We expect this competition in the online grocery and other product categories will intensify as more traditional and online grocery retailers offer competitive services.

     Our initial distribution center in Oakland, California operates in the San Francisco Bay Area market. In this market, we compete primarily with traditional grocery retailers and with online grocers NetGrocer and Peapod. The number and nature of competitors and the amount of competition we will experience will vary by market area. In other markets, we expect to compete with these and other online grocers, including HomeGrocer, HomeRuns, GroceryWorks, Shoplink and Streamline. The principal competitive factors that affect our business are location, breadth of product selection, quality, service, price and consumer loyalty to traditional and online grocery retailers. If we fail to effectively compete in any one of these areas, we may lose existing and potential customers which would have a material adverse effect on our business, net sales and operating margins.

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

     In addition, the success of our business depends on our ability to establish sufficient levels of market penetration in each market in which we operate. This in turn will depend upon our ability to achieve customer loyalty by means of a high quality of customer service and operational execution. In general, in most of our initial markets, we believe we will need to achieve penetration levels of approximately 1% to 3% of the households in order for our distribution center in a market to be successful. However, we cannot assure you as to the levels of penetration we will achieve in any market, and even if we do achieve these levels of penetration, we cannot assure you that we will achieve positive earnings. If we experience significant decreases in repeat customer orders as a percentage of orders delivered, or if we are unable to establish sufficient customer loyalty to achieve market penetration levels, our business and net sales could be materially adversely affected.

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

OUR EFFORTS TO BUILD STRONG BRAND IDENTITY AND CUSTOMER LOYALTY MAY NOT BE SUCCESSFUL.

     Since we only recently launched the Webvan brand, we currently do not have strong brand identity or brand loyalty. We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting consumers and vendors. Furthermore, we believe that the importance of brand loyalty will increase with the proliferation of Internet retailers. In order to attract and retain consumers and vendors, and respond to competitive pressures, we intend to increase spending substantially to create and maintain brand loyalty among these groups. We plan to accomplish this goal by expanding our current radio and newspaper advertising campaigns and by conducting online and television advertising campaigns. We believe that advertising rates, and the cost of our advertising campaigns in particular, could increase substantially in the future. In addition we must continue to invest in the creation of a world class customer service function as a failure of our customer service representatives to promptly respond to customer inquiries and concerns in a helpful manner may negatively impact customer loyalty. If our branding efforts are not successful or our ability to provide high quality customer care are not successful, our net sales and ability to attract customers will be materially and adversely affected.

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

WE CURRENTLY OPERATE ONLY ONE DISTRIBUTION CENTER WHICH IS LOCATED IN THE SAN FRANCISCO BAY AREA.

     We currently operate only one distribution center which is located in Oakland, California and serves the San Francisco Bay Area. Even after our second distribution center in Atlanta opens, our business and operations would be materially adversely affected if any of the following events affected our current distribution center or the San Francisco Bay Area and our insurance was inadequate to cover us for losses associated with: prolonged power or equipment failures; disruptions in our web site, computer network, software and our order fulfillment and delivery systems; disruptions in the transportation infrastructure including bridges, tunnels and roads; refrigeration failures; or fires, floods, earthquakes or other disasters.

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

WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND OUR PLANNED EXPANSION, AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     We require substantial amounts of working capital to fund our business. In addition, the opening of new distribution centers and the continued development of our order fulfillment and delivery systems requires significant amounts of capital. The rate at which our capital is utilized is affected by the pace of our expansion, which we have recently accelerated. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. In the past, we have funded our operating losses and capital expenditures through proceeds from equity offerings, debt financing and equipment leases. We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2000. We intend to raise additional funds to support our business plan for 2001 or curtail our expansion plans. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

     In July 1999, we entered into an agreement with Bechtel for the construction of up to 26 additional distribution centers over the next three years. Although the Company has no specific capital commitment under this agreement, our expenditures under the contract are estimated to be approximately $1.0 billion. Specific capital commitments under this contract are incurred only as we determine to proceed with a scheduled build out of a distribution center. Our future capital needs will be highly dependent on the number and actual cost of additional distribution centers we open, the timing of openings and the success of our facilities once they are launched. We cannot assure you of the actual cost of our additional distribution centers. Therefore, we will need to raise additional capital to fund our planned expansion. If we are unable to obtain sufficient additional capital when needed, we could be forced to alter our business strategy, delay or abandon some of our expansion plans or sell assets. Any of these events would have a material adverse effect on our business, financial condition or ability to reduce losses or generate profits. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution.

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT FOR US AND FOR FINANCIAL ANALYSTS THAT MAY PUBLISH ESTIMATES OF OUR FINANCIAL RESULTS.

     As a result of our limited operating history, it is difficult to accurately forecast our total revenue, revenue per distribution center, gross and operating margins, real estate and labor costs, average order size, number of orders per day and other financial and operating data. We have a limited amount of meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our experience of the last six months, our operating plans and estimates of future revenue, and our expenses are dependent in large part upon our facilities and product costs. Sales and operating results are difficult to forecast because they generally depend on the growth of our customer base and the volume of the orders we receive, as well as the mix of products sold. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We believe that these difficulties also apply to financial analysts that may publish estimates of our financial results. This inability to accurately forecast our results could cause our net losses in a given quarter to be greater than expected and could cause a decline in the trading price of our common stock.

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

     In addition to these factors, our quarterly operating results are expected to fluctuate based upon seasonal purchasing patterns of our customers and the mix of groceries and other products sold by us. Because of our short operating history and limited geographical coverage, we may not accurately predict the seasonal purchasing patterns of our customers and may experience unexpected difficulties in matching inventory to demand by customers.

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

IF WE EXPERIENCE PROBLEMS IN OUR DELIVERY OPERATIONS, OUR BUSINESS COULD BE SERIOUSLY HARMED.

     We use our own couriers to deliver products from our distribution center to our local stations, and from the local stations to our customers. We are therefore subject to the risks associated with our ability to provide delivery services to meet our shipping needs, including potential labor activism or employee strikes, inclement weather, disruptions in the transportation infrastructure, including bridges, roads and traffic congestion. While we strive to maintain high on-time delivery rates and order fulfillment accuracy rates, we have, on occasion, experienced operational "bugs" that have resulted in a high proportion of late deliveries or order fulfillment inaccuracies on particular days. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, computer server or system failures, network outages, software performance problems or power failures. To date, these bugs have been corrected in a short period of time by Webvan employees and have not resulted in any long term impact on our operations. Any material decrease in our on-time delivery rate or in order fulfillment accuracy would likely have an adverse impact on our consumer acceptance of our service and harm our reputation and brand, and a prolonged decline in our on-time delivery rate or in order fulfillment accuracy would have an adverse impact on our financial results.

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

     The loss of the services of one or more of our key personnel could seriously harm our business. We depend on the continued services and performance of our senior management and other key personnel, particularly Louis H. Borders, our founder and Chairman of the Board, and George T. Shaheen, our President and Chief Executive Officer. Our future success also depends upon the continued service of our executive officers and other key software development, merchandising, marketing and support personnel. The competition for talented employees in the San Francisco Bay Area is intense and our ability to retain key employees at our headquarters is a function of a number of factors, some of which are beyond our control, such as the value of other opportunities perceived to be available in the Bay Area. None of our officers or key employees is bound by an employment agreement and our relationships with these officers and key employees are at will. Several key members of our management team have recently joined us. If we do not effectively integrate these employees into our business, if they do not work together as a management team to enable us to implement our business strategy, or if we are unable to retain them due to increased demand for their services, our business will suffer. Additionally, there are low levels of unemployment in the San Francisco Bay Area and in many of the regions in which we plan to operate. These low levels of unemployment have led to pressure on wage rates, which can make it more difficult and costly for us to attract and retain qualified employees. Our inability to hire and train qualified employees in accordance with our schedule for meeting demand at any distribution center as we scale order volumes at that distribution center could have a negative impact on our ability to attract and retain customers. The loss of key personnel, or the failure to attract additional personnel, could have a material adverse effect on our business, results of operations and performance in specific geographic markets.

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION OF THE INTERNET INCREASES OR IF REGULATION DIRECTED AT LARGE-SCALE RETAIL OPERATIONS IS DEEMED APPLICABLE TO US.

     The adoption or modification of laws or regulations relating to the Internet and large-scale retail store operations could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws which may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States government recently enacted Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit material. The Federal Trade Commission has indicated that it will investigate the practices of Internet companies relating to the handling of user-specific data. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the

Governor of California recently vetoed legislation which would have prohibited a public agency from authorizing retail store developments exceeding 100,000 square feet if more than a small portion of the store were devoted to the sale of non-taxable items, such as groceries. While it is not clear whether our operations would be considered a retail store for purposes of this kind of legislation, we cannot assure you that other state or local governments will not seek to enact similar laws or that we would be successful if forced to challenge the applicability of this kind of legislation to our distribution facilities. The expenses associated with any challenge to this kind of legislation could be material. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

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

     Our communications hardware and certain of our other computer hardware operations are located at the facilities of AboveNet Communications, Inc. in Santa Clara County, California. The hardware for the warehouse management and materials handling systems of each distribution center is maintained at that distribution center. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems or cause them to fail completely. For instance, a power failure in October 1999 at the facilities of our previous webstore server host caused our Webstore to be inaccessible for approximately two hours. To date, we have experienced several other instances when our Webstore was inaccessible for unexpected reasons. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our Webstore. Our business could be adversely affected if our systems were affected by any of these occurrences. Problems faced by AboveNet, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including Webvan, could adversely impact the customer shopping experience and consequently, our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

OUR STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DECLINE SUBSTANTIALLY.

     The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly consumer-oriented Internet-related companies, have been highly volatile. For instance, prices of many "Business-to-Consumer" Internet retailer companies have on average declined substantially since the time of our initial public offering. The price at which our common stock trades is likely to be volatile and may fluctuate substantially due to factors such as:

     Our historical and anticipated quarterly and annual operating results;

     Variations between our actual results and the expectations of investors or published reports or analyses of Webvan;

     Changes in analysts' estimates of our performance or industry performance;

     Announcements by us or others and developments affecting our business, systems or expansion plans;

     Sales of large blocks of our common stock; and

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

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. All of the 28,750,000 shares of our common stock sold in our initial public offering in November 1999 are freely tradable, without restriction, in the public market. Our directors, officers and stockholders have entered into lock-up agreements in connection with that offering generally providing that they will not offer, sell, contract to sell or grant any option to purchase or otherwise dispose of our common stock or any securities exercisable for or convertible into our common stock without the prior written consent of Goldman, Sachs & Co. According to the lock-up agreements, beginning on February 2, 2000, each stockholder was entitled to offer, sell, transfer, assign, pledge or otherwise dispose of up to 15% of his or her shares beneficially owned as of December 31, 1999; and each such stockholder was entitled on March 15 to offer, sell, transfer, assign, pledge or otherwise dispose of an additional 25% of his or her shares beneficially owned as of December 31, 1999. As a result, a substantial number of shares of our common stock will be eligible for sale in the public market prior to the expiration of the customary 180-day lock-up period following an initial public offering. The lock-up restrictions will expire in their entirety on May 3, 2000, at which time an additional substantial number of shares of our common stock will be eligible for sale in the public market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The following table provides information about Webvan's investment portfolio, restricted cash, capital lease obligations and long-term debt as of December 31, 1999, and presents principal cash flows and related weighted averages interest rates by expected maturity dates.

                                                     YEAR OF MATURITY
                                       ---------------------------------------------    TOTAL
                                                                                       CARRYING
                                         2000       2001      2002     2003    2004     VALUE
                                       --------   --------   ------   ------   -----   --------
                                                        (DOLLARS IN THOUSANDS)
Cash and Equivalents................   $ 60,220         --       --       --      --   $ 60,220
  Average interest rate.............       4.84%        --       --       --      --       4.84%
Corporate and Government Debt
  Securities........................   $318,617    259,944       --       --      --   $578,561
  Average interest rate.............       5.47%      6.03%      --       --      --       5.72%
Restricted Cash -- Certificates of
  Deposit...........................   $  1,924         --       --       --      --   $  1,924
  Average interest rate.............       4.49%        --       --       --      --       4.49%
Capital Lease Obligations...........   $    667   $    775   $  734   $  283      --   $  2,459
  Average fixed interest rate.......      15.77%     15.81%   15.28%   13.81%     --      15.43%
Long-term Debt......................   $  3,639   $  4,577   $5,149   $   65   $  46   $ 13,476
  Average fixed interest rate.......      16.24%     16.24%   16.25%    9.68%   8.57%     16.21%

     Fair value approximates carrying value for the above financial instruments.

ITEM 8. FINANCIAL STATEMENTS

     The following consolidated financial statements, and the related notes thereto, of Ariba and the Report of Independent Auditors are filed as a part of this Form 10-K.

    Independent Auditors' Report................................   30
    Consolidated Balance Sheets.................................   31
    Consolidated Statements of Operations and Comprehensive
      Loss......................................................   32
    Consolidated Statements of Shareholders' Equity.............   33
    Consolidated Statements of Cash Flows.......................   34
    Notes to Consolidated Financial Statements..................   35

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders of Webvan Group, Inc.:
Foster City, California

     We have audited the accompanying consolidated balance sheets of Webvan Group, Inc. (formerly Intelligent Systems for Retail, Inc.) and Subsidiary (collectively "Webvan") as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999 and for the period from December 17, 1996 (date of incorporation) to December 31, 1997. These financial statements are the responsibility of Webvan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Webvan at December 31, 1999 and 1998, and the results of its operations and its cash flows for the periods stated above, in conformity with generally accepted accounting principles.

     As discussed in Note 15, the accompanying 1997 and 1998 consolidated financial statements have been restated as to the basic and diluted net loss per share and the weighted average shares outstanding -- basic and diluted.

/s/ Deloitte & Touche LLP

San Jose, California
January 26, 2000

                       WEBVAN GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Current Assets:
  Cash and Equivalents......................................    $ 60,220        $13,839
  Marketable Securities.....................................     578,561          7,728
  Inventories...............................................       1,508             --
  Related Party Receivable..................................         320             --
  Prepaid Expenses and Other Current Assets.................       3,678            114
                                                                --------        -------
          Total Current Assets..............................     644,287         21,681
Property, Equipment and Leasehold Improvements, Net.........      99,978         32,624
Deposits and Other Long-term Assets.........................      13,528          5,704
                                                                --------        -------
          Total Assets......................................    $757,793        $60,009
                                                                ========        =======
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..........................................    $ 18,333        $ 6,815
  Accrued Liabilities.......................................      16,030            706
  Current Portion of Long-term Obligations..................       4,306          3,237
                                                                --------        -------
          Total Current Liabilities.........................      38,669         10,758
Long-term Obligations.......................................      12,147         14,337
Redeemable Common Stock.....................................       1,725          1,302
Shareholders' Equity:
  Series A preferred stock, no par value;
     112,635 shares authorized; 112,635 shares outstanding
     at December 31, 1998 and zero at December 31, 1999;
     (liquidation preferences of $10,794 at December 31,
     1998)..................................................          --         10,759
  Series B preferred stock, no par value;
     41,814 shares authorized; 39,101 shares issued and
     outstanding at December 31, 1998 and zero at December
     31, 1999; (liquidation preference of $35,713 at
     December 31, 1998).....................................          --         34,823
  Common stock, $.0001 par value;
     360,000 and 800,000 shares authorized; 78,590 and
     321,583 issued and outstanding at December 31, 1998 and
     December 31, 1999, respectively........................     959,288         11,921
  Additional Paid-in Capital................................       5,280          1,686
  Deferred Compensation.....................................     (99,178)       (10,737)
  Accumulated Deficit.......................................    (159,413)       (14,844)
  Accumulated Other Comprehensive Income (Loss).............        (725)             4
                                                                --------        -------
          Total Shareholders' Equity........................     705,252         33,612
                                                                --------        -------
          Total.............................................    $757,793        $60,009
                                                                ========        =======

                See notes to consolidated financial statements.

                       WEBVAN GROUP, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    PERIOD FROM
                                                                                 DECEMBER 17, 1996
                                                   YEAR ENDED DECEMBER 31,    (DATE OF INCORPORATION)
                                                   -----------------------        TO DECEMBER 31,
                                                      1999         1998                1997
                                                   ----------    ---------    -----------------------
Net Sales........................................  $  13,305     $     --             $    --
Cost of Goods Sold...............................     11,289           --                  --
                                                   ---------     --------             -------
Gross Profit.....................................      2,016           --                  --
                                                   ---------     --------             -------
Sales and Marketing Expenses.....................     11,746           --                  --
Software Development Expenses....................     15,237        3,010                 244
General and Administrative Expenses..............     92,406        8,825               2,612
Amortization of Deferred Compensation............     36,520        1,060                  --
                                                   ---------     --------             -------
          Total Expenses.........................    155,909       12,895               2,856
                                                   ---------     --------             -------
Loss from Operations.............................   (153,893)     (12,895)             (2,856)
Interest Income..................................     11,480          923                  85
Interest Expense.................................      2,156           32                  69
                                                   ---------     --------             -------
Net Interest Income..............................      9,324          891                  16
                                                   ---------     --------             -------
Net Loss.........................................   (144,569)     (12,004)             (2,840)
Unrealized Gain (Loss) on Marketable
  Securities.....................................       (729)           4                  --
                                                   ---------     --------             -------
Comprehensive Loss...............................  $(145,298)    $(12,000)            $(2,840)
                                                   =========     ========             =======
Basic and Diluted Net Loss Per Share.............  $   (1.43)    $  (0.31)            $ (0.33)
                                                   =========     ========             =======
  (Restated as to 1998 and 1997 -- See Note 15)
Weighted Average Shares Outstanding -- Basic and
  Diluted........................................    101,044       39,344               8,575
                                                   =========     ========             =======
  (Restated as to 1998 and 1997 -- See Note 15)

                See notes to consolidated financial statements.

                       WEBVAN GROUP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             CONVERTIBLE              CONVERTIBLE             CONVERTIBLE
                                                              SERIES A                 SERIES B                SERIES C
                                                           PREFERRED STOCK          PREFERRED STOCK         PREFERRED STOCK
                                                       -----------------------   ---------------------   ---------------------
                                                          SHARES       AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                                       ------------   --------   -----------   -------   -----------   -------
Issuance of Series A preferred, net of $35 issuance
 costs, October 1997.................................   112,582,992   $ 10,754                 $    --                 $    --
Issuance of restricted common stock, April through
 September 1997......................................
Common stock issued for services, December 1997......
Net Loss.............................................
                                                       ------------   --------   -----------   -------   -----------   -------
Balances, December 31, 1997..........................   112,582,992     10,754            --        --            --        --
Issuance of Series A preferred, January 1998.........        52,176          5
Issuance of Series B preferred, net of $890 issuance
 costs, May through September 1998                                                39,101,304    34,823
Series B preferred warrants granted for debt, May
 1998................................................
Exercise of Options during 1998......................
Options granted for services, September and November
 1998................................................
Deferred compensation................................
Amortization of deferred compensation................
Accumulated other comprehensive income
Net Loss
                                                       ------------   --------   -----------   -------   -----------   -------
Balance at December 31, 1998.........................   112,635,168     10,759    39,101,304    34,823            --        --
Issuance of Series B preferred, January 99...........                                 12,000        11
Issuance of Series C preferred, net of issuance costs
 $(2,383)............................................                                                     32,341,200    72,776
Issuance of Series D preferred, net of issuance costs
 ($100)..............................................
Exercise of Warrants.................................                                                        150,000       349
Conversion of preferred stock into common stock......  (112,635,168)   (10,759)  (39,113,304)  (34,834)  (32,491,200)  (73,125)
Exercise of options during 1999......................
Issuance of Common Stock.............................
Shares issued for services rendered..................
Public stock offering, net of $28,603................
Executive Stock Issuance, September 1999.............
Executive Stock Issuance, September 1999.............
Deferred Compensation................................
Amortization of Deferred Compensation................
Net Loss.............................................
Accumulated Other Comprehensive loss.................
Issuance of Shareholder Note.........................
                                                       ------------   --------   -----------   -------   -----------   -------
Balance at December 31, 1999.........................            --   $     --            --   $    --            --   $    --
                                                       ============   ========   ===========   =======   ===========   =======

                                                            CONVERTIBLE
                                                              SERIES D
                                                          PREFERRED STOCK            COMMON STOCK
                                                       ----------------------   ----------------------     ADDITIONAL
                                                         SHARES       AMOUNT      SHARES       AMOUNT    PAID-IN-CAPITAL
                                                       -----------   --------   -----------   --------   ---------------
Issuance of Series A preferred, net of $35 issuance
 costs, October 1997.................................                $     --                 $     --       $   --
Issuance of restricted common stock, April through
 September 1997......................................                            64,380,972         53
Common stock issued for services, December 1997......                                13,500          5
Net Loss.............................................
                                                       -----------   --------   -----------   --------       ------
Balances, December 31, 1997..........................           --         --    64,394,472         58           --
Issuance of Series A preferred, January 1998.........
Issuance of Series B preferred, net of $890 issuance
 costs, May through September 1998
Series B preferred warrants granted for debt, May
 1998................................................                                                         1,679
Exercise of Options during 1998......................                            14,195,250         66
Options granted for services, September and November
 1998................................................                                                             7
Deferred compensation................................                                           11,797
Amortization of deferred compensation................
Accumulated other comprehensive income
Net Loss
                                                       -----------   --------   -----------   --------       ------
Balance at December 31, 1998.........................           --         --    78,589,722     11,921        1,686
Issuance of Series B preferred, January 99...........
Issuance of Series C preferred, net of issuance costs
 $(2,383)............................................
Issuance of Series D preferred, net of issuance costs
 ($100)..............................................   21,670,605    274,900
Exercise of Warrants.................................                               379,000                   3,563
Conversion of preferred stock into common stock......  (21,670,605)  (274,900)  205,910,277    393,618
Exercise of options during 1999......................                             6,186,887      1,299
Issuance of Common Stock.............................                               450,000      2,246
Shares issued for services rendered..................                                67,000        378           31
Public stock offering, net of $28,603................                            28,750,000    402,648
Executive Stock Issuance, September 1999.............                             1,250,000     15,000
Executive Stock Issuance, September 1999.............                                           12,000
Deferred Compensation................................                                          124,961
Amortization of Deferred Compensation................
Net Loss.............................................
Accumulated Other Comprehensive loss.................
Issuance of Shareholder Note.........................                                           (4,783)
                                                       -----------   --------   -----------   --------       ------
Balance at December 31, 1999.........................           --   $     --   321,582,886   $959,288       $5,280
                                                       ===========   ========   ===========   ========       ======


                                                                                    NET UNREALIZED
                                                                                    GAIN (LOSS) ON       TOTAL
                                                         DEFERRED     ACCUMULATED     MARKETABLE     SHAREHOLDERS'
                                                       COMPENSATION     DEFICIT       SECURITIES        EQUITY
                                                       ------------   -----------   --------------   -------------
Issuance of Series A preferred, net of $35 issuance
 costs, October 1997.................................   $      --      $      --        $  --          $  10,754
Issuance of restricted common stock, April through
 September 1997......................................                                                         53
Common stock issued for services, December 1997......                                                          5
Net Loss.............................................                     (2,840)                         (2,840)
                                                        ---------      ---------        -----          ---------
Balances, December 31, 1997..........................          --         (2,840)          --              7,972
Issuance of Series A preferred, January 1998.........                                                          5
Issuance of Series B preferred, net of $890 issuance
 costs, May through September 1998                                                                        34,823
Series B preferred warrants granted for debt, May
 1998................................................                                                      1,679
Exercise of Options during 1998......................                                                         66
Options granted for services, September and November
 1998................................................                                                          7
Deferred compensation................................     (11,797)                                            --
Amortization of deferred compensation................       1,060                                          1,060
Accumulated other comprehensive income                                                      4                  4
Net Loss                                                                 (12,004)                        (12,004)
                                                        ---------      ---------        -----          ---------
Balance at December 31, 1998.........................     (10,737)       (14,844)           4             33,612
Issuance of Series B preferred, January 99...........                                                         11
Issuance of Series C preferred, net of issuance costs
 $(2,383)............................................                                                     72,776
Issuance of Series D preferred, net of issuance costs
 ($100)..............................................                                                    274,900
Exercise of Warrants.................................                                                      3,912
Conversion of preferred stock into common stock......                                                         --
Exercise of options during 1999......................                                                      1,299
Issuance of Common Stock.............................                                                      2,246
Shares issued for services rendered..................                                                        409
Public stock offering, net of $28,603................                                                    402,648
Executive Stock Issuance, September 1999.............                                                     15,000
Executive Stock Issuance, September 1999.............                                                     12,000
Deferred Compensation................................    (124,961)                                            --
Amortization of Deferred Compensation................      36,520                                         36,520
Net Loss.............................................                   (144,569)                       (144,569)
Accumulated Other Comprehensive loss.................                                    (729)              (729)
Issuance of Shareholder Note.........................                                                     (4,783)
                                                        ---------      ---------        -----          ---------
Balance at December 31, 1999.........................   $ (99,178)     $(159,413)       $(725)         $ 705,252
                                                        =========      =========        =====          =========

                See notes to consolidated financial statements.

                       WEBVAN GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               PERIOD FROM
                                                                                              DECEMBER 17,
                                                                                              1996 (DATE OF
                                                               YEAR ENDED     YEAR ENDED    INCORPORATION) TO
                                                              DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                                                  1999           1998             1997
                                                              ------------   ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................   $(144,569)      $(12,004)         $(2,840)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       7,712            263               57
    Accretion on redeemable common stock....................         423          1,242               --
    Amortization of deferred compensation...................      36,520          1,060               --
    Stock compensation and options issued for services......      29,020              7               95
    Undistributed income on short-term investments..........          --             --              (47)
    Issuance of warrants....................................       2,173             --               --
    Changes in operating assets and liabilities:............          --             --               --
      Inventories...........................................      (1,508)            --               --
      Prepaid and other current assets......................      (3,684)          (109)              (5)
      Accounts payable......................................       8,105          6,643              172
      Accrued liabilities...................................       6,499            588              118
      Other long-term obligations...........................         511             90               17
                                                               ---------       --------          -------
        Net cash used in operating activities...............     (58,798)        (2,220)          (2,433)
                                                               ---------       --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold
    improvements............................................     (64,253)       (32,669)            (265)
  Purchases of marketable securities........................    (571,562)        (2,681)          (4,996)
  Purchases of investments..................................        (482)          (518)              --
  Deposits and other assets.................................      (4,666)        (1,330)             (88)
  Restricted cash...........................................        (156)        (1,768)              --
                                                               ---------       --------          -------
        Net cash used in investing activities...............    (641,119)       (38,966)          (5,349)
                                                               ---------       --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sublessee security deposit................................          26             --               --
  Proceeds from shareholder loans...........................          --             --            2,038
  Repayment of shareholder loans............................          --             --           (2,038)
  Proceeds from long-term debt..............................          --         17,168               --
  Repayment of long-term debt...............................      (3,221)          (471)              --
  Proceeds from capital lease financing.....................       2,200            794               --
  Repayment of capital lease obligations....................        (511)           (32)              --
  Loan fees capitalized.....................................          --           (323)              --
  Net proceeds from Series A preferred stock................          --              5           10,664
  Net proceeds from Series B preferred stock................          11         34,823               --
  Net proceeds from Series C preferred stock................      73,125             --               --
  Net proceeds from Series D preferred stock................     274,900             --               --
  Shareholder note receivable...............................      (4,783)            --               --
  Proceeds from common stock issued.........................       1,903             78               53
  Net proceeds from initial public offering.................     402,648             --               --
  Proceeds from redeemable common stock issued..............          --             48               --
                                                               ---------       --------          -------
        Net cash provided by financing activities...........     746,298         52,090           10,717
                                                               ---------       --------          -------
Net Increase in Cash and Equivalents........................      46,381         10,904            2,935
Cash and Equivalents, Beginning of Period...................      13,839          2,935               --
                                                               ---------       --------          -------
Cash and Equivalents, End of Period.........................   $  60,220       $ 13,839          $ 2,935
                                                               =========       ========          =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................   $   2,436       $     32          $    69
                                                               =========       ========          =======

                See notes to consolidated financial statements.

                       WEBVAN GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization -- Webvan Group, Inc., formerly Intelligent Systems for Retail, Inc., and subsidiary (collectively,"Webvan" or the "Company") was incorporated in California on December 17, 1996. On April 21, 1999, Intelligent Systems for Retail, Inc. changed its name to Webvan Group, Inc. and reincorporated in Delaware in October 1999. Webvan is an Internet retailer offering home delivery of a variety of product offerings, including groceries, non-prescription drug products and other general merchandise. Webvan began selling and delivering products on a beta test basis in May 1999, and opened to the public in June 1999. Prior to 1999, Webvan was a development stage company.

     On March 26, 1998, Webvan formed a wholly-owned subsidiary Webvan -- Bay Area, Inc. ("WBA"). WBA operates Webvan's San Francisco Bay Area distribution center and cross docking stations that provide the internet-based retail service and home delivery to this region.

     Consolidation -- The accompanying consolidated financial statements include the accounts of Webvan and its wholly-owned subsidiary, WBA. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents -- Webvan considers all highly liquid instruments acquired with an original maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company's cash equivalents approximate their fair market value due to their highly liquid nature.

     Marketable Securities -- Webvan considers all investments with a maturity of more than three months but less than one year when purchased and investments to be sold within one year to be short-term and available for sale.

     Concentration of Credit Risk -- Financial instruments that potentially subject Webvan to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments to the extent these exceed federal insurance limits. Risks associated with cash, cash equivalents and marketable securities are mitigated by banking with and purchasing commercial paper, market auction preferred stock, corporate notes, and corporate bonds from credit-worthy institutions.

     Supplier Concentration -- During 1999, Webvan purchased goods for resale from numerous suppliers for its Bay Area operation. During 1999, two significant suppliers of food products accounted for approximately 34% and 12% of Webvan's purchases of goods for resale, respectively. Although products are available from other sources, the vendors' inability to supply products in a timely manner could adversely affect the Company's ability to satisfy customer demands.

     Property, Equipment and Leasehold Improvements -- Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation on property and equipment is taken on assets placed into service using the straight-line method over estimated useful lives of three to seven years, and leasehold improvements are amortized, using the straight-line method, over the shorter of the lease term or the estimated useful lives of the improvements.

     The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company assesses the impairment of long-lived assets

                       WEBVAN GROUP, INC. AND SUBSIDIARY
whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. No such impairments have been identified to date.

     Loan Fees -- Webvan capitalizes loan and capital lease origination fees, including the fair value of warrants and amortizes them over the life of the related obligations.

     Income Taxes -- Income taxes are provided at current rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Under the provisions of SFAS No. 109, "Accounting for Income Taxes," a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets recorded will not be recognized.

     Stock Options -- As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Webvan accounts for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required by SFAS No. 123, the pro forma impact on earnings and earnings per share resulting from the fair value method is disclosed in Note 8.

     Revenue Recognition -- The Company recognizes revenues from product sales and delivery, net of returns and discounts, when the products are delivered to customers.

     Net Loss Per Share -- Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of Webvan's net losses.

     Capitalized Software -- The Company capitalizes internally developed software costs in accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized on a straight line basis over the useful life of the software once it is placed into service.

     Start-Up Costs -- The company expenses the costs of start-up activities and organization costs as they are incurred, in accordance with SOP 98-5, "Reporting on the Cost of Start-up Activities."

     Recently Issued Accounting Standards -- In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. Webvan will adopt this statement in its first fiscal quarter of its fiscal year ending December 31, 2001. Management has not fully assessed the implications of adopting this new standard.

 2. INVESTMENTS

     On November 24, 1998, an agreement was signed between an equipment manufacturer and Webvan. As per the agreement, Webvan acquired 1,000 shares of such equipment manufacturer for a total amount of $1,000,000 which represents a less than 10% interest in the manufacturer. Investments are recorded at cost as fair market value is not readily determinable, and are included in other long-term assets on the accompanying balance sheets.

 3. MARKETABLE SECURITIES

     The fair value of marketable securities at December 31, 1999 and 1998 are presented below. Fair values are based on quoted market prices. The Company's marketable securities are classified as available-for-sale, as

                       WEBVAN GROUP, INC. AND SUBSIDIARY
the Company intends to sell them as needed for operations. Balances at year-end consist of the following (in thousands):

                                                             DECEMBER 31, 1999
                                                   --------------------------------------
                                                                 UNREALIZED
                                                   AMORTIZED     GAIN (LOSS)      MARKET
                                                     COST       ON INVESTMENT     VALUE
                                                   ---------    -------------    --------
Money market funds.............................    $ 47,470         $  --        $ 47,470
US government instruments......................     329,990           654         330,644
Asset backed securities........................     160,505          (825)        159,680
Commercial paper...............................       5,505             2           5,507
Foreign debt securities........................       1,683            (5)          1,678
Corporate notes................................      87,111          (551)         86,560
                                                   --------         -----        --------
          Total................................     632,264          (725)        631,539
Less amounts included in cash and
  equivalents..................................      52,975             3          52,978
                                                   --------         -----        --------
                                                   $579,289         $(728)       $578,561
                                                   ========         =====        ========

                                                                 DECEMBER 31, 1998
                                                         ---------------------------------
                                                                     UNREALIZED
                                                         AMORTIZED    GAIN ON      MARKET
                                                           COST      INVESTMENT     VALUE
                                                         ---------   ----------    -------
Money market funds.....................................   $    27       $--        $    27
Commercial paper.......................................     9,781         3          9,784
Commercial notes.......................................     3,164         1          3,165
Commercial bonds.......................................     1,285        --          1,285
Market auction preferred...............................     7,306        --          7,306
                                                          -------       ---        -------
          Total........................................    21,563         4         21,567
Less amounts included in cash and equivalents..........    13,837         2         13,839
                                                          -------       ---        -------
                                                          $ 7,726       $ 2        $ 7,728
                                                          =======       ===        =======

 4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements at December 31, 1999, and 1998 consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Computer equipment and software..........................  $18,122    $ 2,284
Machinery and equipment..................................   20,184      2,026
Leasehold improvements...................................   21,816        407
Furniture and fixtures...................................    2,656        287
                                                           -------    -------
                                                            62,778      5,004
Accumulated depreciation and amortization................   (7,260)      (310)
                                                           -------    -------
                                                            55,518      4,694
Construction in progress.................................   44,460     27,930
                                                           -------    -------
Property, equipment and leasehold improvements, net......  $99,978    $32,624
                                                           =======    =======

     Equipment under capital leases amounted to $2,994,000 and $794,000 at year end 1999 and 1998. Accumulated amortization on capital leases as of year end 1999 and 1998 was $911,000 and $72,000.

                       WEBVAN GROUP, INC. AND SUBSIDIARY

     Construction in progress includes costs incurred in the construction of Webvan's distribution centers. Such costs include the purchase and installation of materials handling equipment, refrigeration and freezer storage units, and related finance charges.

 5. BORROWING ARRANGEMENTS

     In December 1998, WBA entered into a $17,000,000 loan and security agreement. The loan is payable in monthly installments of $472,000 from January 1999 through June 2002 with an additional $2,550,000 payment of the remaining balance payable in June 2002. Based upon this repayment schedule, the imputed interest on this loan is 16.33%. The loan is secured by substantially all the assets of Webvan Bay Area, and is guaranteed by Webvan Group, Inc.

     Related to the above financing, Webvan issued warrants to the lenders to purchase an aggregate of 2,233,578 shares of Series B preferred stock at an exercise price of $0.91 per share. The fair value of the warrants at the date granted was $1,564,000 and was capitalized with loan fees (see Note 8). Webvan also paid $323,000 in loan fees. The loan fees are being amortized over the 42 month term of the loan.

     As part of an operating lease for the Oakland facility the landlord agreed to finance $168,000 of improvements. The loan is payable in monthly installments including interest at 11% from January 1, 1999 through July 2003.

     Future principal maturities under loan agreements as of December 31, 1999 are as follows (in thousands):

                    YEAR ENDING
                   DECEMBER 31,
                   ------------
  2000.............................................  $ 3,639
  2001.............................................    4,577
  2002.............................................    5,149
  2003.............................................       65
  2004.............................................       46
                                                     -------
                                                      13,476
Less current maturities............................    3,639
                                                     -------
                                                     $ 9,837
                                                     =======

CAPITAL LEASE OBLIGATIONS

     In March 1998, Webvan entered into a $3,000,000 nonrevolving master lease agreement. As part of the leasing arrangement, warrants for 164,232 shares of Series B preferred stock were granted to the provider at an exercise price of $0.91 per share. Such preferred shares were converted into common shares on a one for one basis at the time of the Company's initial public offering in November, 1999. The $115,000 fair value of the warrants at the date granted has been capitalized with loan fees and is being amortized over a range of 36 to 48 months (see note 8).

                       WEBVAN GROUP, INC. AND SUBSIDIARY

     Future lease payments under the lease agreement as of December 31, 1999 are as follows (in thousands):

                    YEAR ENDING
                    DECEMBER 31,
                    ------------
  2000..............................................  $  980
  2001..............................................     978
  2002..............................................     816
  2003..............................................     290
                                                      ------
Total future lease payments.........................   3,064
Less portion relating to interest...................     605
                                                      ------
Total capital lease obligations.....................   2,459
Less current portion................................     667
                                                      ------
Total long-term portion.............................  $1,792
                                                      ======

 6. SHAREHOLDERS' EQUITY

STOCK SPLITS

     In March 1998, January 1999, July 1999 and September 1999, the Company effected two-for-one, two-for-one, two-for-one and three-for-two stock splits, respectively, on the then outstanding shares, warrants and options. The splits have been retroactively reflected in the financial statements and notes to the financial statements.

CONVERTIBLE PREFERRED STOCK

     From October 1997 through January 1998, the Company sold 112,635,168 shares of Series A preferred stock at $.0958 per share. From May through September 1998, the Company sold 39,113,304 shares of Series B preferred stock at $.91 per share. From January through April 1999, the Company sold 32,341,200 shares of Series C preferred stock at $2.32 per share. In September 1999, the Company issued 150,000 shares of Series C preferred stock related to the exercise of warrants. In July, 1999, the Company sold 21,670,605 shares of Series D preferred stock at $12.69 per share. Each share of preferred stock was convertible into one share of common stock at the option of the holder, and automatically upon an underwritten initial public offering (IPO) of the Company's common shares, meeting certain criteria. In November, 1999, at the closing of the Company's initial public offering, all of the Company's preferred stock was converted into 205,910,277 shares of common stock.

     The Board of Directors is authorized, without stockholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock, in one or more series, each of the series to have rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. No shares of this preferred stock have been issued.

COMMON STOCK

     At December 31, 1999, Webvan had 800,000,000 authorized shares of common stock of which 326,368,000 were issued and outstanding (including 4,785,000 shares of redeemable common stock). Webvan has the right to repurchase certain shares until vesting is completed. See Note 9. At December 31, 1999, Webvan had reserved 77,153,000 shares for issuance under stock option plans (including with respect to options granted but not exercised).

     Webvan has recorded redeemable common stock, representing common stock sold to employees who have put rights. The put rights allow the shareholders to sell to the Company, at a price of $0.3658 per share, 2,871,000 shares of common stock after February 1999, and an additional 1,914,000 shares of common stock

                       WEBVAN GROUP, INC. AND SUBSIDIARY
after February 2000. Redeemable common stock was originally recorded at its $0.0125 fair value as determined by the board of directors, and is being accreted to the redemption amounts as compensation expense over the period the put rights become exercisable. These rights expire in March 2000.

 7. STOCK OPTION PLAN

     On September 17, 1997, Webvan adopted the 1997 Stock Plan (the "1977 Plan"). A total of 79,500,000 shares of Webvan's common stock have been reserved for issuance under the 1997 Plan, which expires on September 17, 2007. Options are granted at fair market value at the date of grant based on the prior day's closing stock price. As provided for in the 1997 Plan, incentive and non-statutory stock options may be granted to employees, officers, directors or consultants. Incentive options may only be granted to employees and at an exercise price of no less than fair value on the date of grant. Non-statutory options may be granted at less than fair value; such options may not be granted at less than fair value in order to qualify as "performance based compensation" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. For owners of more than 10% of Webvan's stock, incentive options may only be granted for an exercise price of no less than 110% of fair value. Options generally become exercisable at a rate of 25% on the one year anniversary of the vesting commencing date, which may precede the grant date, with an additional 6.25% exercisable at the end of each quarter thereafter until fully vested at the end of the fourth year. The term of an incentive option may not exceed five years for grants to owners of more than 10% of Webvan's voting power, nor exceed ten years for all other option holders.

     In August 1999, Webvan adopted the 1999 Nonstatutory Stock Option Plan (the "NSO Plan"). A total of 23,000,000 shares of Webvan's common stock have been reserved for issuance under the NSO Plan. The NSO Plan provides for the grant of nonstatutory stock options to employees and consultants of Webvan. Executive officers (subject to Section 16 of the Securities Exchange Act of 1934, as amended) are only eligible to receive options under the NSO Plan in connection with their initial employment by Webvan. The exercise price, vesting and term of all stock options granted under the NSO Plan are determined by the administrator.

     The 1997 Plan initially provided for the grant of 30,000,000 shares. During 1998 and 1999, Webvan's Board of Directors increased the 30,000,000 shares of common stock reserved under the 1997 Plan as follows: 12,000,000 in May 1998; 6,000,000 in July 1998; 6,000,000 in October 1998; 12,000,000 in December 1998;
6,000,000 in January 1999 and 7,500,000 in August 1999. Including the 23,000,000
shares reserved under the NSO Plan, 77,153,000 shares are reserved in the option pool as of December 31, 1999. At December 31, 1999, shares of common stock available for future options grants under the 1997 Plan and the NSO Plan totaled approximately 5.6 million.

                       WEBVAN GROUP, INC. AND SUBSIDIARY

     Stock option activity under the Company's plans is summarized as follows:

                                                                NUMBER OF
                                                                  SHARES        WEIGHTED AVERAGE
                                                              (IN THOUSANDS)     EXERCISE PRICE
                                                              --------------    ----------------
Options granted during 1997 (weighted average fair value of
  $0.00016).................................................      12,588            $0.00081
Options canceled during 1997................................        (108)            0.00081
                                                                 -------
Balance, December 31, 1997 (none exercisable)...............      12,480             0.00081
Options granted during 1998 (weighted average fair value of
  $0.01740).................................................      46,437             0.10546
Options exercised during 1998...............................     (18,981)            0.00645
Options canceled during 1998................................      (3,210)            0.02735
                                                                 -------
Balance, December 31, 1998..................................      36,726             0.12758
Options granted during 1999(weighted average fair value of
  $8.64133).................................................      42,793             7.51307
Options exercised during 1999...............................      (6,187)            0.20936
Options canceled during 1999................................      (1,827)            1.96871
                                                                 -------
Balance, December 31, 1999..................................      71,505            $4.48233
                                                                 =======

     Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                          OPTIONS OUTSTANDING
                           -------------------------------------------------        OPTIONS EXERCISABLE
                             NUMBER      WEIGHTED AVERAGE                      ------------------------------
                           OUTSTANDING      REMAINING                            NUMBER
                              AS OF      CONTRACTUAL LIFE   WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES    12/31/99         (YEARS)         EXERCISE PRICE     12/31/99      EXERCISE PRICE
------------------------   -----------   ----------------   ----------------   -----------   ----------------
$ 0.00083 - $ 0.10000      21,852,261          8.44            $ 0.05444        3,492,089       $ 0.05091
$ 0.41667 - $ 1.35000      14,301,210          9.15            $ 0.66348        1,803,465       $ 0.41667
$ 3.33333 - $ 3.33333       4,237,575          9.59            $ 3.33333          237,374       $ 3.33333
$ 8.00000 - $ 8.00000      16,276,950          9.71            $ 8.00000        3,750,000       $ 8.00000
$10.78667 - $12.00000      13,854,245          9.76            $11.22597          892,220       $11.62461
$14.00000 - $25.43750         982,950          9.91            $17.00987                0       $ 0.00000
                           ----------          ----            ---------       ----------       ---------
$ 0.00083 - $25.43750      71,505,191          9.21            $ 4.48233       10,175,148       $ 4.12475

ADDITIONAL STOCK PLAN INFORMATION

     As discussed in Note 1, Webvan accounts for its stock-based awards using the intrinsic value method in accordance with APB 25. Based on the stock value and exercise prices, during the year ended December 31, 1999, $67,729,000 of compensation expense has been recognized in the financial statements for employee stock arrangements, including $36,520,000 of amortization of deferred compensation. During the year ended December 31, 1998, $2,302,000 of compensation expense was recognized, including $1,060,000 of amortization of deferred compensation.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Webvan had adopted the fair value method as of the beginning of the period ended December 31, 1997. Webvan's calculations were made with the following weighted average assumptions for 1999, 1998 and 1997: expected life of 60 months following the grant date; risk free interest rates of 6%; and no dividends during the expected term. As to volatility, the assumed value for 1999, 1998 and 1997 was 80%, 0% and 0% respectively. Forfeitures are recognized as they occur. If the computed fair value of 1999, 1998 and 1997 awards had been charged to compensation over the vesting period of the awards, the net loss would have been $194,742,000 ($(1.93) per share, (basic and diluted) in 1999, $12,028,000 ($(0.31) per share, (basic and diluted) in 1998 and $2,841,000
($(0.33) per share, (basic and diluted) in 1997.

                       WEBVAN GROUP, INC. AND SUBSIDIARY

 8. NONCASH FINANCING ACTIVITIES

STOCK AND OPTIONS FOR SERVICES

     Webvan issued the following shares and options for certain consulting or recruiting services that represent non-cash operating expenses (in thousands, except per share amounts):

                                                    DATE       NUMBER      FAIR VALUE    FAIR VALUE AT
                                                   ISSUED     OF SHARES    PER SHARE     ISSUANCE DATE
                                                   -------    ---------    ----------    -------------
Stock:
  Series A preferred stock.......................   1997         939        $0.09583         $ 90
  Common.........................................   1997         360         0.01250            5
  Series A preferred stock.......................   1998          51         0.09583            5
  Common.........................................   1999          67         14.3138          378

                                                                SHARES      EXERCISE
                                                     DATE     COVERED BY      PRICE      FAIR VALUE
                                                    ISSUED     OPTIONS      PER SHARE    GRANT DATE
                                                    ------    ----------    ---------    ----------
Stock options  --
  Common..........................................   1998        160        $ 0.10000       $ 7

     All preferred shares were converted into common shares on a one for one basis at the time of the Company's initial public offering in November, 1999.

     In July 1999, the Company issued Yahoo! an option to purchase up to 150,000 shares of Webvan common stock at a price of $3.33 per share. The option vests 6.25% each quarter contingent upon the continued service of Yahoo!'s CEO on Webvan's Board of Directors. The fair value of the options at the grant date was determined to be $180,000 using the Black-Scholes option pricing model. Based upon the terms of the option, it is subject to variable plan accounting using the Multiple Award Method. As of December 31, 1999, the fair value of the remaining options was $1,945,000. Compensation expense related to these options amounted to approximately $225,000 for the year ended December 31, 1999.

     In October 1999, Webvan issued 40,500 shares of Webvan common stock to a consultant in exchange for service, subject to restrictions which lapse as services are provided. The agreement provides for an initial three month term, as well as four six month extensions. As of December 31, 1999, 5,250 shares had vested and restrictions thereupon had lapsed. The stock which vested was valued at $87,000 based on the $16.50 market value of the stock on December 31, 1999.

     Webvan agreed to issue an option for up to 150,000 shares of common stock at an exercise price of $10.79 per share in exchange for recruiting services. The agreement provides that 6,000 options vest for each individual placed under the agreement, contingent upon such individual's continued employment with the Company for eight months following commencement of employment. Based upon the terms of the agreement, the option is subject to variable plan accounting using the Multiple Award Method. Through December 31, 1999, $31,000 of expense was recorded for the fair value of options issued to the recruiter in respect of individuals placed with the Company.

DEFERRED COMPENSATION

     In connection with the grant of certain stock options to employees in 1999 and 1998, the Company recorded deferred compensation of $124,961,000 and $11,797,000 and amortization of deferred compensation expense of $36,520,000 and $1,060,000, respectively, representing the difference between the deemed fair value and the option exercise price. The deferred compensation is generally being amortized over the four-year vesting period of the underlying options.

                       WEBVAN GROUP, INC. AND SUBSIDIARY

WARRANTS FOR DEBT

     Webvan issued the following warrants in connection with its long-term debt and capital lease arrangements (in thousands, except per share amounts):

                                                              SHARES
                                                   DATE     COVERED BY    EXERCISE PRICE    FAIR VALUE
                                                  ISSUED     WARRANTS       PER SHARE       GRANT DATE
                                                  ------    ----------    --------------    ----------
Series B preferred stock warrants...............   1998       2,398           $0.91          $ 1,679

     The number of shares covered by warrants reflect the two-for-one stock splits in March 1998, January 1999 and July 1999 and the three-for-two stock split in September 1999. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected life ranging from five to seven years; risk-free interest rate of 6% in 1999, 1998 and 1997; no dividends during the expected term and volatility ranging from 80% to 100%. The calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

WARRANTS FOR SERVICES

     On July 8, 1999, the Company signed an agreement (the "Agreement") with a contractor to design, develop and construct up to 26 distribution center warehouse facilities ("Distribution Centers") in the United States. The Agreement includes a five year exclusivity clause. The Agreement expires July 8, 2002, unless extended by written agreement. As part of the Agreement, the contractor was granted a warrant to purchase up to 1,800,000 shares of the Company's Series C preferred stock at $2.32 per share (the "Warrant"). The Warrant was exercisable as to 150,000 shares on July 8, 1999 and generally becomes exercisable as to the remaining shares as Distribution Centers are completed by the contractor within agreed upon schedule and budgetary parameters. A portion of the Warrant shares will be forfeited to the extent schedule and budgetary parameters are not met for any Distribution Center.

     Under the applicable accounting guidelines in Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the measurement date for the Warrant is July 8, 1999 as that is the performance commitment date. As of July 8, 1999, the Company capitalized approximately $1.3 million, the fair value of the warrant related to the 150,000 exercisable shares, as determined by the board of directors and is amortizing that amount over the five year exclusivity period. No amount was capitalized as of that date for the fair value of the Warrant related to the non-exercisable shares as eventual exercisability is dependent on counterparty performance. Any amounts capitalized will be based on the contractor's future performance and will be amortized over the useful life of the Distribution Centers. If and when the Warrant becomes exercisable as to additional shares, based on counterparty performance, the Company will capitalize additional cost based on the then fair value of the Warrant related to such additional exercisable shares.

 9. NET LOSS PER SHARE

     Net loss per share is calculated by dividing the net loss by the weighted average shares outstanding for the period. The weighted average shares outstanding excludes certain shares subject to repurchase by the Company. Shares subject to repurchase by the Company include options exercised prior to vesting. Shares subject to repurchase by the Company also include certain shares issued in 1997 which vest under the agreements pursuant to which they were issued: The Company's rights to repurchase all but 144,000 of the shares issued in 1997 expire on March 10, 2000.

                       WEBVAN GROUP, INC. AND SUBSIDIARY

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):

                                                                                       PERIOD FROM
                                                                                      DECEMBER 17,
                                                                                      1996 (DATE OF
                                                        YEAR ENDED     YEAR ENDED    INCORPORATION)
                                                       DECEMBER 31,   DECEMBER 31,   TO DECEMBER 31,
                                                           1999           1998            1997
                                                       ------------   ------------   ---------------
Net loss (numerator), basic and diluted..............   $(144,569)      $(12,004)        $(2,840)
                                                        ---------       --------         -------
Shares (denominator):
  Weighted average common shares outstanding.........     123,101         76,934          37,407
  Weighted average common shares outstanding and
     subject to repurchase...........................     (22,057)       (37,590)        (28,832)
                                                        ---------       --------         -------
Weighted average shares outstanding -- basic and
  diluted*...........................................     101,044         39,344           8,575
                                                        =========       ========         =======
Net loss per share, basic and diluted*...............   $   (1.43)      $  (0.31)        $ (0.33)
                                                        =========       ========         =======

*Restated as to 1998 and 1997 -- See Note 15.

     For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands, except per share amounts):

                                                                                        PERIOD FROM
                                                                                       DECEMBER 17,
                                                                                       1996 (DATE OF
                                                         YEAR ENDED     YEAR ENDED    INCORPORATION)
                                                        DECEMBER 31,   DECEMBER 31,   TO DECEMBER 31,
                                                            1999           1998            1997
                                                        ------------   ------------   ---------------
Convertible preferred stock...........................          --        151,736         112,583
Shares of common stock subject to repurchase*.........       9,945         33,500          34,296
Outstanding options...................................      71,684         36,905          12,480
Warrants..............................................       3,831          2,398              --
                                                          --------       --------        --------
          Total.......................................      85,460        224,539         159,359
                                                          ========       ========        ========
Weighted average exercise price of options............    $4.48232       $0.12773        $0.00083
                                                          ========       ========        ========
Weighted average exercise price of warrants...........    $1.57870       $   0.91        $     --
                                                          ========       ========        ========

---------------

* Restated as to 1998 and 1997 -- See Note 15.

10. INCOME TAXES

     In 1999, when Webvan first generated revenues from operations, expenditures accumulated during the development stage started being amortized for income tax purposes over a five-year period. The deduction of these expenses for financial statement purposes in years preceding the deduction for income tax purposes is a temporary difference that creates a deferred tax asset. At statutory rates, the deferred tax asset amounts to approximately $67.8 million which has been offset by a valuation allowance of the same amount due to lack of operating history combined with risks and uncertainties surrounding Webvan's ability to generate future taxable income.

                       WEBVAN GROUP, INC. AND SUBSIDIARY

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 35,779    $   101
  Start-up costs capitalized for tax purposes...............     9,614      5,384
  Deferred compensation.....................................    22,310         --
  Other.....................................................       105         34
                                                              --------    -------
Total deferred tax assets...................................    67,808      5,519
Valuation allowance.........................................   (67,808)    (5,519)
                                                              --------    -------
Net deferred tax assets.....................................  $     --    $    --
                                                              ========    =======

     At December 31, 1999 the Company has federal net operating loss carryforwards of approximately $87.8 million, expiring from 2012 to 2019. The Company has research tax credit carryforwards available to offset future federal taxes of $45,000, expiring from 2012 to 2014. The Company has state net operating loss carryforwards of approximately $87.9 million, expiring from 2002 to 2004. The Company also has state tax credit carryforwards of approximately $25,000, which do not expire.

     Utilization of the net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate at December 31 as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Federal statutory tax rate..................................   35%     35%     35%
State taxes, net of federal benefit.........................    6       6       6
Valuation allowance.........................................  (41)    (41)    (41)
                                                              ---     ---     ---
Effective tax rate..........................................   --%     --%     --%
                                                              ===     ===     ===

11. LEASES

     Webvan leases facilities under noncancelable operating lease agreements which expire at various dates through 2009.

     Future lease payments under the lease agreements as of December 31, 1999 (including leases for ten distribution centers leased as of December 31, 1999) are as follows (in thousands):

                   YEAR ENDING
                   DECEMBER 31,
                   ------------
  2000............................................  $ 14,921
  2001............................................    16,817
  2002............................................    16,530
  2003............................................    16,665
  2004............................................    15,847
Thereafter........................................    94,402
                                                    --------
          Total future lease payments.............  $175,182
                                                    ========

                       WEBVAN GROUP, INC. AND SUBSIDIARY

     Facilities rent expense was $4,702,000, $1,026,000 and $123,000 for the periods ended December 31, 1999, 1998 and 1997, respectively. In January 2000, the Company signed an additional distribution center lease with annual payments, commencing at $1,309,000, through 2010.

12. EMPLOYEE BENEFIT PLANS

     Webvan has a 401(k) profit-sharing plan (the 401(k) Plan) that covers substantially all employees. The 401(k) Plan provides for voluntary salary reduction contributions of up to 15% of eligible participants' annual compensation subject to Internal Revenue Code limitations. Under the terms of the 401(k) Plan, Webvan will match 100% of employees' contributions for the first $500 and 25% thereafter to a maximum of $2,000 per year. Matching contributions made during 1999, 1998 and 1997 were $503,000, $81,000 and $17,000, respectively.

     In November 1999, the Company introduced its Employee Stock Purchase Plan ("ESPP") to its associates. A total of 5,000,000 shares of common stock have been reserved for issuance under the ESPP. The first offering period commenced in November 1999 and will end on or about August 14, 2000, and new offering periods will end every six months thereafter. The number of shares reserved for issuance under the ESPP will be subject to an annual increase on each anniversary beginning January 1, 2000 equal to the lesser of the number of shares issued under the ESPP in the prior year and an amount determined by Webvan's board of directors.

     The ESPP permits eligible employees to purchase common stock through payroll deductions up to a maximum of $25,000 per calendar year and up to 1,000 shares for each purchase period. The price at which common stock will be purchased is equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is lower.

13. RELATED PARTY TRANSACTIONS

     A general contractor of Webvan has subcontracted with an equipment manufacturer (see Note 2) to install equipment in Webvan's distribution center. A total of $5.5 million of this work was completed by December 31, 1999 and is included in fixed assets.

     In September 1999, the Company loaned an officer $4,783,000. The loan bears interest at 6.26%, is secured by 1.25 million shares of Webvan common stock, and matures in connection with the sale of the shares securing the note.

     Net sales in the fourth quarter of 1999 included approximately $0.8 million of purchases under Webvan's Second Harvest Donation Program pursuant to which individuals and entities order food from Webvan for donation to local foodbanks, of which approximately $0.7 million was purchased by entities and individuals associated or affiliated with Webvan, including an aggregate of $0.4 million by E*Trade Group, Inc. and Yahoo! Inc., whose chief executive officers are directors of Webvan.

14. SELECTED QUARTERLY DATA (UNAUDITED)
     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31, 1999
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Net Sales..........................................  $     12   $    383   $  3,841   $  9,069
Gross Profit.......................................         3        (27)  $    350   $  1,690
Net Loss...........................................   (11,690)   (23,444)  $(60,437)  $(48,998)
Basic and Diluted Net Loss per Share*..............     (0.21)     (0.38)  $  (0.88)  $  (0.22)
Weighted Average Shares Outstanding -- Basic and
  Diluted*.........................................    56,081     62,252     68,339    220,172

                       WEBVAN GROUP, INC. AND SUBSIDIARY

                                                           YEAR ENDED DECEMBER 31, 1998
                                                     -----------------------------------------
                                                      FIRST     SECOND      THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     -------    -------    --------   --------
Net Sales..........................................  $    --    $    --    $     --   $     --
Gross Profit.......................................       --         --    $     --   $     --
Net Loss...........................................   (1,021)    (2,241)   $ (3,234)  $ (5,508)
Basic and Diluted Net Loss per Share*..............    (0.03)     (0.06)   $  (0.08)  $  (0.12)
Weighted Average Shares Outstanding -- Basic and
  Diluted*.........................................   30,967     34,505      41,612     46,741

* As restated -- See Note 15

     Subsequent to issuance of the Company's Consolidated Financial Statements for the three and nine months ended September 30, 1999 and 1998, it was determined that certain shares subject to repurchase (See Note 9) should have been excluded from the weighted average shares outstanding for the three month and nine month periods ended September 30, 1999 and 1998, used in calculating net loss per share for such periods. Accordingly, the following amounts have been restated for such periods:

                                         3 MONTH ENDED SEPT. 30      9 MONTH ENDED SEPT. 30
                                        -------------------------   -------------------------
                                        AS PREVIOUSLY               AS PREVIOUSLY
                                          REPORTED       RESTATED     REPORTED       RESTATED
                                        -------------    --------   -------------    --------
1998 Shares outstanding...............      67,376        41,612        65,523        36,090
1999 Shares outstanding...............      78,983        68,339        75,213        60,929
1998 Net loss per share...............     $(0.05)       $ (0.08)      $(0.10)       $ (0.18)
1999 Net loss per share...............     $(0.77)       $ (0.88)      $(1.27)       $ (1.57)

15. RESTATEMENT

     Subsequent to the issuance of the 1998 financial statements, it was determined that 28,832,000 and 27,770,000 shares subject to repurchase should have been excluded from the weighted average number of shares outstanding, for 1997 and 1998, respectively. As a result, basic and diluted net loss per share has been restated from amount previously reported. This restatement had no effect on our net loss for the periods ended December 31, 1997 and 1998. Accordingly, the following amounts have been restated:

                                                 AS REPORTED                              AS RESTATED
                                    --------------------------------------   --------------------------------------
                                      WEIGHTED AVERAGE        BASIC AND        WEIGHTED AVERAGE        BASIC AND
                                    SHARES OUTSTANDING --    DILUTED LOSS    SHARES OUTSTANDING --    DILUTED LOSS
                                      BASIC AND DILUTED       PER SHARE        BASIC AND DILUTED       PER SHARE
                                    ---------------------   --------------   ---------------------   --------------
1997..............................  37,407,000                  (.08)              8,575,000             (.33)
1998..............................  67,114,000                  (.18)             39,344,000             (.31)

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 1, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers" in
Part I, Item 1 hereof.

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

     The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a) EXHIBITS

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
 3.1(1)     Restated Certificate of Incorporation of the Registrant
 3.2(1)     Bylaws of the Registrant
 4.1(1)     Specimen Common Stock Certificate
 4.2(1)     Registration Rights Agreement dated October 29, 1997, as
              amended
10.1(1)     Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)     1997 Stock Plan and form of agreements thereunder
10.3(1)     1999 Employee Stock Purchase Plan
10.4(1)     Lease Agreement dated April 1, 1998 between the Registrant and Lincoln Coliseum Distribution Center for premises in
              Oakland, California
10.5(1)     Lease Agreement dated March 4, 1999 between the Registrant and AMB Property, LP for premises in Atlanta, Georgia

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
10.6(1)     Lease Agreement dated January 21, 1997 between the
              Registrant and Dove Holdings, Inc. for premises in Foster
              City, California
10.7(1)     Lease and Security Agreement dated November 18, 1998 between the Registrant and Lighthouse Capital Partners and other
              lenders
10.8(1)     Offer Letter dated March 18, 1999 between the Registrant and
              Kevin R. Czinger
10.9(1)     Offer Letter dated February 2, 1998 between the Registrant and Arvind Peter Relan
10.10(1)    Offer Letter dated December 14, 1998 between the Registrant and Mark X. Zaleski
10.11(1)    Offer Letter dated March 31, 1997 between the Registrant and
              Gary B. Dahl
10.12(1)    Offer Letter dated June 5, 1997 between the Registrant and
              Mark J. Holtzman
10.13(1)    Offer Letter dated September 3, 1997 between the Registrant and S. Coppy Holzman
10.14(1)    Contract dated July 8, 1999 for turnkey design/build
              construction and related services between the Registrant
              and Bechtel Corporation
10.15(1)    Warrant dated July 8, 1999 issued to Bechtel Corporation
10.16(1)    Warrant dated May 27, 1998 issued to Comdisco Ventures
10.17(1)    Warrant dated November 18, 1998 issued to Lighthouse Capital
              Partners
10.18(1)    Internet Data Services Agreement dated January 21, 1999
              between the Registrant and Exodus Communications, Inc.
10.19(1)    1999 Nonstatutory Stock Option Plan and form of agreements thereunder
10.20(1)    Employment Agreement between the Registrant and George T.
              Shaheen
10.21(1)    Offer Letter dated August 19, 1999 between the Registrant
              and Gregory Beutler
10.22(1)    Offer Letter dated July 25, 1999 between the Registrant and
              Vivek M. Joshi
10.23(1)    Offer Letter dated October 2, 1999 between the Registrant
              and Robert H. Swan
10.24(1)    Exclusive Supply and Sole Source Agreement between the
              Registrant and Diamond Phoenix Corporation
10.25(1)    Offer Letter dated November 10, 1998 between the Registrant and Christian T. Mannella
10.26       Offer Letter dated February 28, 2000 between the Registrant and F. Terry Bean
23.1        Consent of Deloitte & Touche LLP, Independent Auditors
24.1        Power of Attorney (see page 50)
27.1        Financial Data Schedule

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 333-84703), as amended.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

14(b) REPORTS ON FORM 8-K:

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Foster City, California, on March 30, 2000.

                                          WEBVAN GROUP, INC.

                                          By:     /s/ GEORGE T. SHAHEEN
                                            ------------------------------------
                                                     George T. Shaheen
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints George T. Shaheen and Robert H. Swan, and each of them acting individually, as his attorney-in-fact, each with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our attorney to any and all amendments to said Report.

     In accordance with the Exchange Act, this report has been signed below on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE                               TITLE
             ---------                               -----
        /s/ LOUIS H. BORDERS          Chairman of the Board of Directors
------------------------------------
          Louis H. Borders

       /s/ GEORGE T. SHAHEEN          Chief Executive Officer
------------------------------------  (Principal Executive Officer) and
         George T. Shaheen            Director

         /s/ ROBERT H. SWAN           Chief Financial Officer
------------------------------------  (Principal Financial and Accounting
           Robert H. Swan             Officer)

        /s/ DAVID M. BEIRNE           Director
------------------------------------
          David M. Beirne

      /s/ CHRISTOS M. COTSAKOS        Director
------------------------------------
        Christos M. Cotsakos

           /s/ TIM KOOGLE             Director
------------------------------------
             Tim Koogle

       /s/ MICHAEL J. MORITZ          Director
------------------------------------
         Michael J. Moritz

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
 3.1(1)     Restated Certificate of Incorporation of the Registrant
 3.2(1)     Bylaws of the Registrant
 4.1(1)     Specimen Common Stock Certificate
 4.2(1)     Registration Rights Agreement dated October 29, 1997, as
              amended
10.1(1)     Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)     1997 Stock Plan and form of agreements thereunder
10.3(1)     1999 Employee Stock Purchase Plan
10.4(1)     Lease Agreement dated April 1, 1998 between the Registrant and Lincoln Coliseum Distribution Center for premises in
              Oakland, California
10.5(1)     Lease Agreement dated March 4, 1999 between the Registrant and AMB Property, LP for premises in Atlanta, Georgia
10.6(1)     Lease Agreement dated January 21, 1997 between the
              Registrant and Dove Holdings, Inc. for premises in Foster
              City, California
10.7(1)     Lease and Security Agreement dated November 18, 1998 between the Registrant and Lighthouse Capital Partners and other
              lenders
10.8(1)     Offer Letter dated March 18, 1999 between the Registrant and
              Kevin R. Czinger
10.9(1)     Offer Letter dated February 2, 1998 between the Registrant and Arvind Peter Relan
10.10(1)    Offer Letter dated December 14, 1998 between the Registrant and Mark X. Zaleski
10.11(1)    Offer Letter dated March 31, 1997 between the Registrant and
              Gary B. Dahl
10.12(1)    Offer Letter dated June 5, 1997 between the Registrant and
              Mark J. Holtzman
10.13(1)    Offer Letter dated September 3, 1997 between the Registrant and S. Coppy Holzman
10.14(1)    Contract dated July 8, 1999 for turnkey design/build
              construction and related services between the Registrant
              and Bechtel Corporation
10.15(1)    Warrant dated July 8, 1999 issued to Bechtel Corporation
10.16(1)    Warrant dated May 27, 1998 issued to Comdisco Ventures
10.17(1)    Warrant dated November 18, 1998 issued to Lighthouse Capital
              Partners
10.18(1)    Internet Data Services Agreement dated January 21, 1999
              between the Registrant and Exodus Communications, Inc.
10.19(1)    1999 Nonstatutory Stock Option Plan and form of agreements thereunder
10.20(1)    Employment Agreement between the Registrant and George T.
              Shaheen
10.21(1)    Offer Letter dated August 19, 1999 between the Registrant
              and Gregory Beutler
10.22(1)    Offer Letter dated July 25, 1999 between the Registrant and
              Vivek M. Joshi
10.23(1)    Offer Letter dated October 2, 1999 between the Registrant
              and Robert H. Swan
10.24(1)    Exclusive Supply and Sole Source Agreement between the
              Registrant and Diamond Phoenix Corporation
10.25(1)    Offer Letter dated November 10, 1998 between the Registrant and Christian T. Mannella
10.26       Offer Letter dated February 28, 2000 between the Registrant and F. Terry Bean
23.1        Consent of Deloitte & Touche LLP, Independent Auditors
24.1        Power of Attorney (see page 50)
27.1        Financial Data Schedule

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 333-84703), as amended.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.