Form 10-Q
period 2000-03-31
WEBVAN GROUP INC
filed 2000-05-15
CIK 1092657

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________

                       Commission File Number: 000-27541

               -------------------------------------------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO _ .

        As of March 31, 2000, there were 330,030,607 shares of the Registrant's common stock, par value $0.0001, outstanding.



                               WEBVAN GROUP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                (a) Condensed Consolidated Balance Sheets as of March 31, 2000
and March 31, 1999......

                (b) Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2000 and March 31, 1999............................

                (c) Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2000 and March 31, 1999............................

                (d) Notes to Unaudited Condensed Consolidated Financial
Statements......................................................................

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations...........................................................

                Factors That May Affect Future Results

Item 3. Quantitative and Qualitative Disclosures About Market Risk..............

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K........................................


Signatures......................................................................

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        WEBVAN GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       MARCH 31, 2000   DECEMBER 31, 1999
                                                                       --------------   -----------------
ASSETS
     Current Assets:
        Cash and Equivalents                                             $  27,855          $  60,220
        Marketable Securities                                              512,875            578,561
        Inventories                                                          1,605              1,508
        Related Party Receivable                                               200                320
        Prepaid Expenses and Other Current Assets                           12,610              3,678
                                                                         ---------          ---------
             Total Current Assets                                          555,145            644,287
     Property, Equipment and Leasehold Improvements, Net                   156,463             99,978
     Deposits and Other Long Term Assets                                    22,938             13,528
                                                                         ---------          ---------
Total Assets                                                             $ 734,546          $ 757,793
                                                                         =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
        Accounts Payable                                                 $  21,040          $  18,333
        Accrued Liabilities                                                 26,859             16,030
        Current Portion of Long-term Obligations                             4,470              4,306
                                                                         ---------          ---------
             Total Current Liabilities                                      52,369             38,669
     Long-term Obligations                                                  12,056             12,147
     Redeemable Common Stock                                                    --              1,725
     Shareholders' Equity:
        Common stock, $.0001 par value;  800,000 shares
          authorized; 330,031 and 321,582 issued and outstanding
          at March 31, 2000 and December  31, 1999, respectively                33                 32
        Additional Paid-in Capital                                         966,033            964,536
        Deferred Compensation                                              (78,982)           (99,178)
        Accumulated Deficit                                               (217,228)          (159,413)
        Accumulated Other Comprehensive Income (Loss)                          265               (725)
                                                                         ---------          ---------
             Total Shareholders' Equity                                    670,121            705,252
                                                                         ---------          ---------
             Total                                                       $ 734,546          $ 757,793
                                                                         =========          =========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                        WEBVAN GROUP, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                             THREE MONTHS       THREE MONTHS
                                                 ENDED             ENDED
                                               MARCH 31,          MARCH 31,
                                                 2000               1999
                                               ---------          ---------
 Total Sales                                   $  16,269          $      12
 Cost of Goods Sold                               12,138                  9
                                               ---------          ---------
 Gross Profit                                      4,131                  3
                                               ---------          ---------

 Sales and Marketing Expenses                      8,359                432
 Development and Engineering Expenses              5,523              3,260
 General and Administrative Expenses              38,993              6,733
 Amortization of Deferred Compensation            17,720              1,767
                                               ---------          ---------
    Total Expenses                                70,595             12,192
                                               ---------          ---------

 Interest Income                                   8,799                873
 Interest Expense                                    150                374
                                               ---------          ---------
 Net Interest Income                               8,649                499
                                               ---------          ---------

 Net Loss                                      $ (57,815)         $ (11,690)

Unrealized Gain (Loss) on Marketable
  Securities                                         990                (17)
                                               ---------          ---------
Comprehensive Loss                             $ (56,825)         $ (11,707)
                                               =========          =========

Basic and Diluted Net Loss Per Share           $   (0.18)         $   (0.21)
                                               =========          =========
Shares Used In Calculating Basic and
  Diluted Net Loss Per Share                     320,682             56,081
                                               =========          =========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                        WEBVAN GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     THREE MONTHS     THREE MONTHS
                                                         ENDED            ENDED
                                                     MAR. 31, 2000    MAR. 31, 1999
                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $(57,815)         $(11,691)
Depreciation and amortization                             3,632               650
Accretion on redeemable common stock                         29               169
Amortization of deferred compensation                    17,720             1,768
Noncash stock compensation                                1,352                 0
Changes in operating assets and liabilities:
  Inventories                                               (97)             (206)
  Prepaid and other current assets                       (8,932)             (758)
  Accounts payable                                        2,485            (1,993)
  Accrued liabilities                                    (3,706)            2,826
  Deferred rent                                             329                89
                                                       --------          --------
    NET CASH USED IN OPERATING ACTIVITIES               (45,004)           (9,146)
                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold
   improvements                                         (45,116)          (12,778)
Purchases of marketable securities                       66,676           (13,036)
Purchases of investments                                 (2,000)             (500)
Related party receivable                                    120              (200)
Deposits and other assets                                (4,212)              594
Restricted cash                                          (3,405)             (620)
                                                       --------          --------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                         12,063           (26,540)
                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sublessee security deposit                                  838                 0
Repayment of long-term debt                                (941)             (410)
Proceeds from capital lease financing                         0               344
Repayment of capital lease obligations                     (159)              (49)
Net proceeds from Series B preferred stock                    0                11
Net proceeds from Series C preferred stock                    0            72,637
Proceeds from restricted common stock issued                838                12
                                                       --------          --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               576            72,545
                                                       --------          --------

NET INCREASE IN CASH AND EQUIVALENTS                    (32,365)           36,859
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                60,220            13,839
                                                       --------          --------
CASH AND EQUIVALENTS, END OF PERIOD                    $ 27,855          $ 50,698
                                                       ========          ========

                        WEBVAN GROUP, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999)

1. Condensed Consolidated Financial Statements. The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the interim periods indicated. The results of operations covered are not necessarily indicative of the results to be expected for the future quarters or for the year ending December 31, 2000. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto of Webvan Group, Inc. for the year ended December 31, 1999, which are included in Webvan's Form 10-K (file number 0-27541) filed with the Securities and Exchange Commission.

2. Net Loss per share. Webvan computes net loss per share of common stock in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):

                                                Three Months Ended
                                                     March 31,
                                             ----------------------------
                                               2000               1999
                                             ---------          ---------
        Net Loss (Numerator)
         basic and diluted                   $ (57,815)         $ (11,690)
                                             ---------          ---------

        Shares
        (Denominator)



               Weighted average
               common shares
               outstanding                     328,021             84,158


               Weighted average
               common shares
               outstanding and
               subject to repurchase            (7,338)           (28,077)
                                             ---------          ---------

        SHARES USED IN
         Computation, basic
         and diluted                           320,682             56,081
                                             =========          =========

        Net Loss per share basic
         And diluted                         $    (.18)         $    (.21)
                                             =========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are an Internet retailer offering same-day delivery of consumer products through an innovative proprietary business design which integrates our Webstore, distribution center and delivery system. Our current product offerings are principally focused on food, non-prescription drug products and general merchandise, such as housewares, pet supplies and books.

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

        Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. These risks for Webvan include a business system that is unproven at or near the order volumes for which it is designed and our ability to successfully manage our growth. To address these risks, we must:

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

        Since our inception, we have incurred significant losses, and as of March 31, 2000, we had an accumulated deficit of $217.2 million. As of March 31, 2000 our initial distribution center in Oakland, California was operating at less than 35% of the capacity for which it was designed.

        We do not expect any of our distribution centers to operate at designed capacity for several years following their commercial launch, and we cannot assure you that any distribution center will ever operate at or near its designed capacity. From the commercial launch of our Webstore on June 2, 1999 through March 31, 2000 we generated approximately $29.6 million in net sales. During that period, over 75% of our orders were from customers who had previously used our service and our average order size was approximately $84.33. We expect that the addition of new distribution centers will cause our average order size to fluctuate, based on the number and timing of new distribution center openings and the expectation that average order size will initially be lower at a new distribution center. There can be no assurance that our average order size will not decline significantly in future periods.

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

        RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31 2000 AND 1999

        NET SALES

        Net sales consist of the sale of groceries and other products, net of returns and credits. We commenced commercial operations in June 1999. Net sales were $16.3 million for the three month period ended March 31, 2000. There were $12,000 in net sales in the comparable prior year period related to a limited number of experimental test orders. Our average order size was $90.33 for the first quarter of 2000. We expect that the average order size at each new distribution center will be lower when it opens and increase gradually over a period of time until such growth levels off. Accordingly, we expect that the addition of new distribution centers will cause our overall average order size to fluctuate, based on the number and timing of new distribution center openings, as higher average order sizes at distribution centers with longer operating histories will be offset by lower average orders sizes at newer distribution centers.

        COST OF GOODS SOLD

        Cost of goods sold includes the cost of the groceries and other products we sell, adjustments to inventory and payroll and related expenses for the preparation of our home replacement meals. Cost of goods sold was $12.1 million for the three month period ended March 31, 2000, and $9,000 in the comparable prior year period. The Company's gross profit as a percentage of net sales was 25% for the quarter ended March 31, 2000. Gross profit is expected to fluctuate as a result of a variety of factors, including the number of distribution centers launched in the reporting period, and the level of inventory spoilage related to perishables.

        SALES AND MARKETING EXPENSES

        Sales and Marketing expenses include the costs of the creative development and placement of our advertisements, promotions, public relations, and the payroll and related expenses of our headquarters marketing staff. Marketing expenses were $8.4 million for the three months ended March 31, 2000 compared to $0.4 million for the comparable prior year period. The external costs of our advertisements and promotions for the quarter were $7.8 million compared to none in the comparable prior year period as we had not yet begun commercial operations. As we launch our business in new markets, we expect marketing expenses will increase as we continue to build brand awareness and increase our customer base.

        DEVELOPMENT AND ENGINEERING EXPENSES

        Development and engineering expenses include the payroll and consulting costs for software developers directly involved in programming our computer systems. Software development expenses were $5.5 million for the three month period ended March 31, 2000, compared to $3.3 million for the comparable prior year period. This increase was primarily attributable to an increase in the number of employees required for enhancing and increasing the capacity of our Website, order processing, accounting, distribution center and delivery systems. Payroll and related expenses for the March 31, 2000 quarter increased to $3.5 million from $1.2 million in the comparable prior year period. We believe that continued investment in software development is critical to attaining our strategic objectives and, as a result, expect development and engineering expenses to increase significantly in future quarters.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses include costs related to the fulfillment and delivery of products, real estate, technology operations, merchandising, finance, customer service and professional services, as well as non-cash compensation and related expenses. General and administrative expenses increased to $39.0 million in the three month period ended March 31, 2000 from $6.7 million in the comparable prior year period. Of this $32.3 million increase, $17.5 million pertained to aggregate distribution center operating expenses for our Bay Area distribution center and other distribution centers in their pre-launch phase. Such expenses were $20.6 million in the three month period ended March 31, 2000 versus $3.1 million in the comparable prior year period. At our corporate headquarters, payroll and related costs increased to $9.7 million in the quarter ended March 31, 2000 from $2.0 million in the comparable prior year period. Additionally, occupancy charges for our expanded corporate headquarters facilities increased by $2.5 million over comparable quarter for the prior year. As we roll out our business in new markets, we expect general and administrative expenses, including pre-launch distribution center expenses, to increase significantly.

        AMORTIZATION OF STOCK BASED COMPENSATION

        Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. During the three months ended March 31, 2000, amortization of stock-based compensation was $17.7 million compared to $1.8 million for the comparable prior year period.

        INTEREST INCOME (EXPENSE) NET

        Interest income (expense), net consists of earnings on our cash and cash equivalents less interest payments on our loan and lease agreements. Net interest income was $8.6 million for the three months ended March 31, 2000 compared to $0.5 million for the comparable prior year period. These increases were primarily due to earnings on higher average cash and cash equivalent balances during the quarter as a result of financing activities during the third and fourth quarters of 1999.

        LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through private sales of stock which through September 30, 1999 totaled $393.6 million (net of issuance costs) and the initial public stock offering of our common stock in November, 1999 which totaled $402.6 million (net of underwriter's discount and other issuance costs). Net cash used in operating activities was $45.0 million for the three months ended March 31, 2000. Net cash used in operating activities primarily consisted of net losses, in addition to increases in prepaid expenses and accrued liabilities, net of contractor liabilities. Uses were partially offset by increases in accounts payable, amortization of deferred compensation, depreciation and amortization.

        Net cash provided by investing activities was $12.1 million for the three months ended March 31, 2000, of which $66.7 million was provided from the sale of marketable securities. This amount was offset by $45.1 million used for purchases of property and equipment, consisting primarily of leasehold improvements and material handling systems for new distribution centers.

        Net cash provided by financing activities in the three months ended March 31, 2000 was $.6 million. This amount represents proceeds from stock option issuances and certain landlord tenant improvement allowances, offset by repayment of debt. As of March 31, 2000, our principal sources of liquidity consisted of $27.9 million of cash and cash equivalents and $512.9 million of marketable securities.

        As of March 31, 2000, our principal commitments consisted of obligations of approximately $14.8 million outstanding under capital leases and loans. As of March 31, 2000, we had capital commitments of approximately $110 million principally related to the construction of and equipment for future distribution centers. We anticipate a substantial increase in our capital expenditures and lease commitments to support our anticipated growth in operations, systems and personnel. We anticipate capital expenditures of from $300 to $350 million for the 12 months ending December 31, 2000, although this amount may fluctuate based on the number, actual cost and timing of the build out of additional distribution centers. In July 1999, we entered into an agreement with Bechtel Corporation for the construction of up to 26 additional distribution centers over three years. Although we have no specific capital commitment under this agreement, our expenditures under the contract are estimated to be approximately $1.0 billion. Specific capital commitments under this contract are incurred only as we determine to proceed with a scheduled build out of a distribution center. The decision to proceed with each distribution center will require us to commit to additional lease obligations and to purchase equipment and install leasehold improvements.

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

Year 2000 compliance

As of May 8, 2000, we had not experienced any material problems associated with the occurrence of the year 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company including statements related to the designed capacity of our distribution centers, the time required for a distribution center to operate at designed capacity, the timing and amount of our capital expenditures and financing needs, and the economics of a distribution center including its revenue potential, average order size, orders processed per day, cash flow potential and operating margin. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could,"

"anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgement of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Webvan undertakes no obligation to update forward-looking statements.

WE ARE AN EARLY-STAGE COMPANY OPERATING IN A NEW AND RAPIDLY EVOLVING MARKET.

        We were incorporated in December 1996. From 1997 through May 1999, we were focused on developing our Webstore and constructing and equipping our first distribution center serving the San Francisco Bay Area. We did not begin commercial operations until June 1999. Our limited operating history makes an evaluation of our business and prospects very difficult. You must consider our business and prospects in light of the risks and difficulties we encounter as an early stage company in the new and rapidly evolving market of e-commerce. These risks and difficulties include, but are not limited to: a complex business system that is unproven at or near the order volumes for which it is designed; lack of sufficient customers, orders, net sales or cash flow; difficulties in managing rapid growth in personnel and operations; high capital expenditures associated with our distribution centers, systems and technologies; and lack of widespread acceptance of the Internet as a means of purchasing groceries and other consumer products.

        We cannot be certain that our business strategy will be successful or that we will successfully address these risks. Our failure to address any of the risks described above could have a material adverse effect on our business.

OUR BUSINESS SYSTEM IS NEW AND UNPROVEN AT HIGH VOLUMES, AND THE ACTUAL CAPACITY OF OUR SYSTEM MAY BE LESS THAN ITS DESIGNED CAPACITY.

        We have designed a new business system which integrates our Webstore, highly automated distribution center and complex order fulfillment and delivery operations. We have only been delivering products to customers commercially since we launched our Webstore on June 2, 1999 and the average daily volume of orders that we have had to fulfill to date has been significantly below our designed capacity of 8,000 orders per day and the levels that are necessary for us to achieve profitability. Although our initial distribution center was designed to process product volumes equivalent to approximately 18 supermarkets, as of March 31, 2000 we were operating at less than 35% of such designed capacity.

        In the first quarter of 2000 we increased our days of operations at our Oakland distribution center to seven days a week and our average order size was approximately $90. We cannot assure you that our average order size at our Oakland facility will remain at current levels or increase in the future. We cannot assure you how long it will take from the time of launch before any new distribution center will effectively operate at seven days a week or reach an average order size comparable to that reached in Oakland by its third full quarter of operations. We do not expect any distribution center to operate at designed capacity for several years following its commercial launch, and we cannot assure you that any distribution center will ever operate at or near its designed capacity.

        It is not practicable to test our system at high volumes except by processing commercial orders. As part of our testing process, we voluntarily limit the number of customer orders accepted in any given delivery window in an effort to ensure that our systems and technologies function properly while maintaining a high level of customer service. We plan to incrementally increase our voluntary limit on orders as our systems and technologies are proven at each incremental volume level. As a result, the success of our system in a high order volume environment has yet to be proven. Based on our operational experiences, we refine and modify our business systems and technologies in connection with the process of scaling our business to its design capacity; such refinements and modifications may continue to be necessary or advisable and the costs associated with them may be material. In addition, new system and technology features developed in response to our marketing and operational experience have to be integrated into our systems and technologies. We cannot assure you that our business system will be able to accommodate a significant increase in the number of customers and orders, or that our initial distribution center or other distribution centers will in fact ever operate at or near designed capacity. If we are unable to effectively accommodate substantial increases in customer orders, we may lose existing customers or fail to add new customers, which would adversely affect our business, net sales and operating margins.

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

OUR BUSINESS SYSTEM MAY NOT BE READILY OR COST-EFFECTIVELY REPLICABLE IN ADDITIONAL GEOGRAPHIC MARKETS.

        A critical part of our business strategy is to expand our business by opening additional distribution centers in new markets to achieve economies of scale and leverage our significant and ongoing capital investment in our proprietary business system. While we currently plan to have distribution centers open in 15 markets by the end of 2001, our expansion strategy is dependent upon the ability of our proprietary business system and enabling software to be readily replicated to facilitate our expansion into additional geographic markets on a timely and cost-effective basis. Because our business system is extremely complex and we have only recently begun operating our second distribution center, we have not demonstrated whether our proprietary business system is in fact readily and cost-effectively replicable.

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

OUR EXPANSION PLANS ARE DEPENDENT ON THE PERFORMANCE OF, AND OUR RELATIONSHIP WITH, BECHTEL CORPORATION.

        In July 1999, we entered into an agreement with Bechtel for the construction of up to 26 additional distribution centers over three years. We expect that our next 26 distribution centers following our Atlanta, Georgia distribution center will be constructed by Bechtel pursuant to this agreement. These distribution centers may not necessarily be in 26 different markets. The success of our expansion program is highly dependent on the success of our relationship with Bechtel and Bechtel's ability to perform its obligations under the contract. Similarly, the failure of a significant subcontractor to perform on its subcontracts with Bechtel could adversely affect the timing and cost of our expansion. Our working relationship with Bechtel is relatively new and we cannot assure you that we will not encounter unexpected delays or design problems in connection with the build-out of our distribution centers. We also cannot assure you that our relationship with Bechtel and Bechtel's acquisition of experience in the construction of our distribution centers will result in the expected cost efficiencies on which are based our estimates of the average cost of these distribution centers. If our relationship with Bechtel fails for any reason, we would be forced to engage another contractor, which would likely result in a significant delay in our expansion plans and could result in increased costs of constructing and equipping our distribution centers.

WE HAVE NO EXPERIENCE IN MANAGING GEOGRAPHICALLY DIVERSE OPERATIONS.

        Although we plan to further expand geographically, we have only very recently begun operating in more than one region and managing multiple distribution centers. Accordingly, the success of our planned expansion will depend upon a number of factors, including: our ability to integrate the operations of new distribution centers into our existing operations; our ability to coordinate and manage distribution operations in multiple, geographically distant locations; our ability to respond to issues specific to other geographic areas, such as adverse seasonal weather conditions that are not present in the Bay Area; and our ability to establish and maintain adequate management and information systems and financial controls.

        Our failure to successfully address these factors could have a material adverse effect on our ability to expand and on our results of operations.

WE ANTICIPATE FUTURE LOSSES AND NEGATIVE CASH FLOW.

        We have experienced significant net losses and negative cash flow since our inception. As of March 31, 2000, we had an accumulated deficit of $217.2 million. We incurred net losses of $144.6 million and $12.0 million in the years ended December 31, 1998, respectively. We will continue to incur significant capital and operating expenses over the next several years in connection with our planned expansion, including:

        - the construction of and equipment for new distribution centers in additional geographic markets at an estimated cost of $30.0 million to $35.0 million per distribution center based on our experience to date and efficiencies we expect will be progressively realized over the course of our contract with Bechtel, such as savings associated with procurement for multiple sites and the design of standardized build-to-suit buildings which is expected to reduce construction time and result in construction efficiencies;

        - the continued expansion and development of operations at our Oakland distribution center;

        -       increases in personnel at our distribution centers;

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

        As a result of the factors described above, we expect to continue to have operating losses and negative cash flow on a quarterly and annual basis for the foreseeable future. To achieve profitability, we must accomplish the following objectives:

- substantially increase our number of customers and the number of orders placed by our customers and ensure that our systems and technologies function properly at increased volumes;

-       generate a sufficient average order size;

-       realize a significant number of repeat orders from our customers; and

-       achieve favorable gross and operating margins.

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

WE FACE INTENSE COMPETITION FROM TRADITIONAL AND ONLINE RETAILERS OF GROCERY PRODUCTS AND OTHER PRODUCTS.

        The grocery retailing market is extremely competitive. Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers comprise our principal competition as an on-line grocery retailer, although we also face substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and drugstore chains. To the extent that we add non-grocery store product categories, local, regional and national retailers in those product categories, as well as online retailers in those product categories, will provide our competition in those areas. Many of our existing and potential competitors, particularly traditional grocers and retailers and certain online retailers, are larger and have substantially greater resources than we do. We expect this competition in the online grocery and other product categories will intensify as more traditional and online grocers and other retailers offer competitive services.

        Our initial distribution center in Oakland, California operates in the San Francisco Bay Area market. In this market, we compete primarily with traditional grocery retailers and with online grocers NetGrocer and Peapod. In Atlanta, where we have recently opened, we compete primarily with traditional grocery retailers and we expect the online grocer Homegrocer to begin service shortly. The number and nature of competitors and the amount of competition we will experience will vary by market area. In other markets, we expect to compete with these and other online grocers, including HomeGrocer, HomeRuns, GroceryWorks, Shoplink and Streamline. The principal competitive factors that affect our business are location, breadth of product selection, quality, service, price and consumer loyalty to traditional and online grocery retailers. If we fail to effectively compete in any one of these areas, we may lose existing and potential customers which would have a material adverse effect on our business, net sales and operating margins.

IF WE FAIL TO GENERATE SUFFICIENT LEVELS OF REPEAT ORDERS AND MARKET PENETRATION, OUR BUSINESS AND NET SALES WILL BE ADVERSELY AFFECTED.

        In the online retail industry, customer attrition rates, or the rates at which subscribers cancel a service, are generally high. Although we do not charge on a subscription basis for our service, we do depend upon customers to continue to order from us after their initial order is placed, and we compete to retain customers once they have used our service. Accordingly, our ability to increase the number of orders placed by our customers is dependant upon our success not only in getting people to try our service and generating customer accounts, but in converting users into repeat customers. We cannot assure if our efforts to convert sufficient numbers of customers into repeat users of our service will be successful.

        In addition, the success of our business depends on our ability to establish sufficient levels of market penetration in each market in which we operate. This in turn will depend upon our ability to achieve customer loyalty by means of a high quality of customer service and operational execution. In general, in most of our initial markets, we believe we will need to achieve penetration levels of approximately 1% to 3% of the households in order for our distribution center in a market to be successful. However, we cannot assure you as to the levels of penetration we will achieve any market, and even if we do achieve these levels of penetration, we cannot assure you that we will achieve positive earnings. If we are unable to establish sufficient customer loyalty to achieve market penetration levels or if we experience significant decreases in repeat customer orders as a percentage of orders delivered, our business and net sales could be materially adversely affected.

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

OUR EFFORTS TO BUILD STRONG BRAND IDENTITY AND CUSTOMER LOYALTY MAY NOT BE SUCCESSFUL.

        Since we only recently launched the Webvan brand, we currently do not have strong brand identity outside of the San Francisco Bay area or strong brand loyalty. We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting consumers and vendors. Furthermore, we believe that the importance of brand loyalty will increase with the proliferation of Internet retailers. In order to attract and retain consumers and vendors, and respond to competitive pressures, we intend to increase spending substantially to create and maintain brand loyalty among these groups. We plan to accomplish this goal by expanding our current radio, newspaper, online and television advertising campaigns. We believe that advertising rates, and the cost of our advertising campaigns in particular, could increase substantially in the future. In addition we must continue to invest in the creation of a world class customer service function as a failure of our customer service representatives to promptly respond to customer inquiries and concerns in a helpful manner may negatively impact customer loyalty. If our branding efforts are not successful or we are unable to provide high quality customer care, our net sales and ability to attract customers will be materially and adversely affected.

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

IF WE ARE UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF PRODUCTS FROM APPROPRIATE VENDORS, OUR NET SALES AND OUR ABILITY TO FULFILL THE "LAST MILE" OF E-COMMERCE WOULD BE ADVERSELY AFFECTED.

        We expect to derive a significant percentage of our net sales of grocery products from high-volume items, well-known brand name products and fresh foods. We source these products from a network of manufacturers, wholesalers and distributors. We currently rely on national and regional distributors for a substantial portion of our items. We also utilize premium specialty suppliers or local sources for gourmet foods, farm fresh produce, fresh fish and meats. From time to time, we may experience difficulty in obtaining sufficient product allocations from a key vendor. In addition, our key vendors may establish their own online retailing efforts, which may impact our ability to get sufficient product allocations from these vendors. Many of our key vendors also supply products to our online and traditional grocery competitors.

        If we are unable to obtain sufficient quantities of products from our key vendors to meet customer demand, our net sales and results of operations would be materially adversely affected.

        In addition, we expect to enter into a variety of commercial relationships with a number of manufacturers, wholesalers and distributors of non-grocery products in connection with the expansion of the categories of product Webvan expects to offer to its customers. Our ability to secure the rights to sell these products or to secure favorable pricing for these products will depend in part upon vendor perceptions of Webvan as a distribution channel for these products. We cannot assure you that these vendors will view us as a suitable distribution channel for their products, and our inability to offer key product categories at appropriate prices to our customers would adversely affect our ability to become for our customers the preferred choice for purchases of products over the Internet that are delivered to the home.

WE CURRENTLY OPERATE ONLY TWO DISTRIBUTION CENTERS.

        We currently operate two distribution centers located in Oakland, California, serving the San Francisco Bay Area, and in Suwanee, Georgia, serving Atlanta. Because we only recently opened our second distribution center in Atlanta in May 2000, our business and operations would be materially adversely affected if any of the following events affected our current distribution center or the San Francisco Bay Area: prolonged power or equipment failures; disruptions in our web site, computer network, software and our order fulfillment and delivery systems; disruptions in the transportation infrastructure including bridges, tunnels and roads; refrigeration failures or other failures due to power outages; or fires, floods, earthquakes or other disasters.

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

WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND OUR PLANNED EXPANSION, AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

        We require substantial amounts of working capital to fund our business. In addition, the opening of new distribution centers and the continued development of our order fulfillment and delivery systems requires significant amounts of capital. The rate at which our capital is utilized is affected by the pace of our expansion under our business plan. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2000. We intend to raise additional funds to support our business plan for 2001 or curtail our expansion plans. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. While we currently plan to have distribution centers open in 15 markets by the end of 2001, our expansion strategy is dependent upon the availability of the funds required for our expansion plans. If we are unable to obtain sufficient additional capital when needed, we could be forced to alter our business strategy in addition to having to delay or abandon some of our expansion plans. Any of these events would have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits. In July 1999, we entered into an agreement with Bechtel for the construction of up to 26 additional distribution centers over three years. Although we have no specific capital commitment under this agreement, our expenditures under the contract are estimated to be approximately $1.0 billion. Specific capital commitments under this contract are incurred only as and to the extent we determine to proceed with a scheduled build out of a distribution center. Our future capital needs will be highly dependent on the number and actual cost of additional distribution centers we open, the timing of openings and the success of our facilities once they are launched. We cannot assure you of the actual cost of our additional distribution centers. Therefore, we will need to raise additional capital to fund our planned expansion. In the past, we have funded our operating losses and capital expenditures through proceeds from equity offerings, debt financing and equipment leases. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience substantial dilution.

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT FOR US AND FOR FINANCIAL ANALYSTS THAT MAY PUBLISH ESTIMATES OF OUR FINANCIAL RESULTS.

        As a result of our limited operating history, it is difficult to accurately forecast our total revenue, revenue per distribution center, gross and operating margins, real estate and labor costs, average order size, number of orders per day and other financial and operating data. We have a limited amount of meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our experience since June 1999, our operating plans and estimates of future revenue, and our expenses are dependent in large part upon our facilities costs, which depend in part upon employee productivity and delivery densities, and product costs. Sales and operating results are difficult to forecast because they generally depend on the growth of our customer base and the volume of the orders we receive, as well as the mix of products sold. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We believe that these difficulties also apply to financial analysts that may publish estimates of our financial results. This inability to accurately forecast our results could cause our net losses in a given quarter to be greater than expected and could cause a decline in the trading price of our common stock.

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

        We expect our quarterly operating results to fluctuate significantly in the future based on a variety of factors. These factors are also expected to affect our long-term performance. Some of these factors include the following:

- the timing of our expansion plans as we construct and begin to operate new distribution centers in additional geographic markets;

-       changes in pricing policies;

- changes in our product and service offerings and customer acceptance of Webvan as an on-line retailer of non-grocery products;

- increases in personnel, marketing and other operating expenses to support our anticipated growth;

- our inability to obtain new customers or retain existing customers at reasonable cost; our inability to manage our distribution and delivery operations to handle significant increases in the number of customers and orders or to overcome system or technology difficulties associated with these increases;

- our inability to adequately maintain, upgrade and develop our Webstore, our computer network or the systems that we use to process customer orders and payments; competitive factors; and

- technical difficulties, system or web site downtime, denial of service attacks or Internet brownouts.

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

        The loss of the services of one or more of our key personnel could seriously harm our business. We depend on the continued services and performance of our senior management and other key personnel, particularly Louis H. Borders, our founder and Chairman of the Board, and George T. Shaheen, our President and Chief Executive Officer. Our future success also depends upon the continued service of our executive officers and other key software development, merchandising, marketing and support personnel. The competition for talented employees in the San Francisco Bay Area is intense and our ability to retain key employees at our headquarters is a function of a number of factors, some of which are beyond our control, such as the value of other opportunities perceived to be available in the Bay Area. None of our officers or key employees is bound by an employment agreement and our relationships with these officers and key employees are at will. Several key members of our management team have joined us in the past nine months. If we do not effectively integrate these employees into our business, if they do not work together as a management team to enable us to implement our business strategy, or if we are unable to retain them for any reason, our business will suffer. Additionally, there are low levels of unemployment in the San Francisco Bay Area and in many of the regions in which we plan to operate. These low levels of unemployment have led to pressure on wage rates, which can make it more difficult and costly for us to attract and retain qualified employees. Our inability to hire and train qualified employees in accordance with our schedule for meeting demand at any distribution center as we scale order volumes at that distribution center could have a negative impact on our ability to attract and retain customers. The loss of key personnel, or the failure to attract additional personnel, could have a material adverse effect on our business, results of operations and performance in specific geographic markets.

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION OF THE INTERNET INCREASES OR IF REGULATION DIRECTED AT LARGE-SCALE RETAIL OPERATIONS IS DEEMED APPLICABLE TO US.

        The adoption or modification of laws or regulations relating to the Internet and large-scale retail store operations could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws which may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States government recently enacted Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit material. The Federal Trade Commission has indicated that it will investigate the practices of Internet companies relating to the handling of user-specific data. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In 1999, the Governor of California vetoed legislation which would have prohibited a public agency from authorizing retail store developments exceeding 100,000 square feet if more than a small portion of the store were devoted to the sale of non-taxable items, such as groceries. While it is not clear whether our operations would be considered a retail store for purposes of this kind of legislation, we cannot assure you that other state or local governments will not seek to enact similar laws or that we would be successful if forced to challenge the applicability of this kind of legislation to our distribution facilities. The expenses associated with any challenge to this kind of legislation could be material. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

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

WE MAY NOT BE ABLE TO OBTAIN REQUIRED LICENSES OR PERMITS FOR THE SALE OF ALCOHOL AND TOBACCO PRODUCTS IN A COST-EFFECTIVE MANNER OR AT ALL.

        We will be required to obtain state licenses and permits for the sale of alcohol and tobacco products in each location in which we seek to open a distribution center. We cannot assure you that we will be able to obtain any required permits or licenses in a timely manner, or at all. We do not currently have a license for alcohol in our Atlanta Distribution center. We may be forced to incur substantial costs and experience significant delays in obtaining these permits or licenses. In addition, the United States Congress is considering enacting legislation which would restrict the interstate sale of alcoholic beverages over the Internet. Changes to existing laws or our inability to obtain required permits or licenses could prevent us from selling alcohol or tobacco products in one or more of our geographic markets. Any of these events could substantially harm our net sales, gross profit and ability to attract and retain customers.

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

OUR NET SALES WOULD BE HARMED IF WE EXPERIENCE SIGNIFICANT CREDIT CARD FRAUD.

        A failure to adequately control fraudulent credit card transactions would harm our net sales and results of operations because we do not carry insurance against this risk. We may suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. Because we have had a short operating history, we cannot predict our future levels of bad debt expense.

IF THE PROTECTION OF OUR TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, OUR BUSINESS MAY BE SERIOUSLY HARMED.

        We regard patent rights, copyrights, service marks, trademarks, trade secrets and similar intellectual property as important to our success. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights; however, the steps we take to protect our proprietary rights may be inadequate. We currently have no patents. We have filed, and from time to time expect to file, patent applications directed to aspects of our proprietary technology. We cannot assure you that any of these applications will be approved, that any issued patents will protect our intellectual property or that any issued patents will not be challenged by third parties. In addition, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We evaluate which inventions we should file patent applications for and in what jurisdictions such applications should be filed on the basis of a number of factors such as the relative benefits of trade secret and patent protection, the likelihood of a patent's issuing, the cost of prosecuting patent applications and our current assessment of the long-term value of the invention from a competitive point of view. However, we cannot assure you that our patent strategy will prove to be successful in best securing the competitive advantages of out technologies. Our failure to protect our proprietary rights could materially adversely affect our business and competitive position.

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

        Our communications hardware and certain of our other computer hardware operations are located at the facilities of AboveNet Communications, Inc. in Santa Clara county, California. The hardware for the warehouse management and materials handling systems of each distribution center is maintained at that distribution center. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems or cause them to fail completely. For instance, a power failure in October 1999 at the facilities of our previous webstore server host caused our Webstore to be inaccessible for approximately two hours. To date, we have experienced several other instances when our Webstore was inaccessible for unexpected reasons. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our Webstore. Our business could be adversely affected if our systems were affected by any of these occurrences. Problems faced by AboveNet, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including Webvan, could adversely impact the customer shopping experience and consequently, our business. Similarly, power outages on any day at a distribution center could adversely impact our ability to fulfill orders from that distribution center on that day, which would in turn impact customer satisfaction with our service. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

OUR STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DECLINE SUBSTANTIALLY.

        The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly consumer-oriented Internet-related companies, have been highly volatile. For instance, prices of many "Business-to-Consumer" Internet retailer companies have declined substantially since our initial public offering. The price at which our common stock trades has been and is likely to continue to be volatile and may fluctuate substantially due to factors such as:

-       Our historical and anticipated quarterly and annual operating results;

- Variations between our actual results and the expectations of investors or published reports or analyses of Webvan;

- Changes in analysts' estimates of our performance or industry performance;

- Announcements by us or others and developments affecting our business, systems or expansion plans;

-       Sales of large blocks of our common stock; and

- Conditions and trends in e-commerce industries, particularly the online grocery industry.

        In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. All of the 28,750,000 shares of our common stock sold in our initial public offering in November 1999 are freely tradable, without restriction, in the public market. The lock-up agreements entered into by our directors, officers and stockholders in connection with that offering contained restrictions on the sale or other transfer of our common stock expired in their entirety on May 3, 2000, at which time an additional substantial number of shares of our common stock became eligible for sale in the public market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the three months ended March 31, 2000 there were no material changes in the Company's exposure to financial market risk, including changes in interest rates.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K


(a) Exhibits

                 27.1 Financial Data Schedule.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WEBVAN GROUP, INC.
                               (Registrant)


                               By:  /s/ Robert H. Swan
                                  ---------------------------------
                                  Robert H. Swan
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


Date:  May 10, 2000

INDEX TO EXHIBITS

27.1  FINANCIAL DATA SCHEDULE