Form 10-Q
period 2000-06-30
WEBVAN GROUP INC
filed 2000-07-26
CIK 1092657

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-27541

                          -----------------------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] .

        As of June 30, 2000, there were 332,965,265 shares of the Registrant's common stock, par value $0.0001, outstanding.



                               WEBVAN GROUP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000




PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

           (a)  Condensed Consolidated Balance Sheets as of June 30, 2000 and
                December 31, 1999........................................................

           (b)  Condensed Consolidated Statements of Operations for the Three
                and Six Months Ended June 30, 2000 and June 30, 1999.....................

           (c)  Condensed Consolidated Statements of Cash Flows for the Three
                and Six Months Ended June 30, 2000 and June 30, 1999.....................

           (d)  Notes to Unaudited Condensed Consolidated Financial Statements...........

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................

           Factors That May Affect Future Results

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................

PART II. OTHER INFORMATION

Item 4.    Submission Of Matters To A Vote Of Security Holders...........................

Item 6.    Exhibits and Reports on Form 8-K..............................................


Signatures...............................................................................

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        WEBVAN GROUP, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           JUNE 30, 2000    DECEMBER 31, 1999
                                                           -------------    -----------------
ASSETS
Current Assets:
  Cash and Equivalents...................................    $  21,221          $  60,220
  Marketable Securities..................................      388,783            578,561
  Inventories............................................        3,226              1,508
  Related Party Receivable...............................        1,248                320
  Prepaid Expenses and Other Current Assets..............       10,423              3,678
                                                             ---------          ---------
       Total Current Assets..............................      424,901            644,287
Property, Equipment and Leasehold Improvements, Net......      237,588             99,978
Deposits and Other Long Term Assets......................       22,808             13,528
                                                             ---------          ---------
       Total Assets......................................    $ 685,297          $ 757,793
                                                             =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable.......................................    $  30,954          $  18,333
  Accrued Liabilities....................................       21,988             16,030
  Current Portion of Long-term Obligations...............        4,673              4,306
                                                             ---------          ---------
       Total Current Liabilities.........................       57,615             38,669
Long-term Obligations....................................       14,272             12,147
Redeemable Common Stock..................................           --              1,725
Shareholders' Equity:
  Common stock, $.0001 par value; 800,000 shares
     authorized; 332,965 and 321,582 issued and
     outstanding at June 30, 2000 and December 31, 1999,
     respectively........................................           33                 32
  Additional Paid-in Capital.............................      964,864            964,536
  Deferred Compensation..................................      (62,208)           (99,178)
  Accumulated Deficit....................................     (291,593)          (159,413)
  Accumulated Other Comprehensive Income (Loss)..........        2,314               (725)
                                                             ---------          ---------
       Total Shareholders' Equity........................      613,410            705,252
                                                             ---------          ---------
       Total Liabilities and Shareholders' Equity........    $ 685,297          $ 757,793
                                                             =========          =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                        WEBVAN GROUP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                THREE MONTHS             SIX MONTHS
                                               ENDED JUNE 30,          ENDED JUNE 30,
                                            --------------------    ---------------------
                                              2000        1999        2000         1999
                                            --------    --------    ---------    --------
Net Sales.................................  $ 28,300    $    383    $  44,569    $    395
Cost of Goods Sold........................    20,307         410       32,445         419
                                            --------    --------    ---------    --------
Gross Profit..............................     7,993         (27)      12,124         (24)
                                            --------    --------    ---------    --------
Sales and Marketing Expenses..............     9,907       1,907       18,266       2,339
Development and Engineering Expenses......     5,465       3,048       10,988       6,308
General and Administrative Expenses.......    57,890      16,224       96,883      22,957
Amortization of Deferred Compensation.....    16,774       2,186       34,494       3,953
                                            --------    --------    ---------    --------
          Total Expenses..................    90,036      23,365      160,631      35,557
                                            --------    --------    ---------    --------
Loss from Operations......................   (82,043)    (23,392)    (148,507)    (35,581)
Interest Income...........................     7,824         768       16,623       1,641
Interest Expense..........................       146         820          296       1,194
                                            --------    --------    ---------    --------
Net Interest Income (Expense).............     7,678         (52)      16,327         447
                                            --------    --------    ---------    --------
Net Loss..................................   (74,365)    (23,444)    (132,180)    (35,134)
Unrealized Gain (Loss) on Marketable
  Securities..............................     2,049         (42)       3,039         (59)
                                            --------    --------    ---------    --------
Comprehensive Loss........................  $(72,316)   $(23,486)   $(129,141)   $(35,193)
                                            ========    ========    =========    ========
Basic and Diluted Net Loss Per Share......  $  (0.23)   $  (0.38)   $   (0.41)   $  (0.62)
                                            ========    ========    =========    ========
Shares Used In Calculating Basic and
  Diluted Net Loss Per Share..............   327,667      62,252      324,252      56,966
                                            ========    ========    =========    ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                        WEBVAN GROUP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss....................................................    $(132,180)       $(35,134)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        9,620           2,673
  Accretion on redeemable common stock......................           29             254
  Amortization of deferred compensation.....................       34,494           3,953
  Stock compensation........................................        1,739           3,783
Changes in operating assets and liabilities:
  Inventories...............................................       (1,718)           (596)
  Prepaid and other current assets..........................       (6,745)         (3,180)
  Accounts payable..........................................        5,480             415
  Accrued liabilities.......................................      (10,414)          5,107
  Deferred rent.............................................          745             161
                                                                ---------        --------
          Net cash used in operating activities.............      (98,950)        (22,564)
                                                                ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
  improvements..............................................     (123,261)        (25,948)
Purchases of marketable securities..........................      192,817         (14,562)
Purchases of investments....................................       (2,000)           (500)
Deposits and other assets...................................       (4,217)            163
Restricted cash.............................................       (4,405)         (1,685)
                                                                ---------        --------
          Net cash provided by (used in) investing
             activities.....................................       58,934         (42,532)
                                                                ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Landlord tenant improvement allowances and
  sublessee security deposit................................        3,863              --
Repayment of long-term debt.................................       (1,805)         (1,519)
Proceeds from capital lease financing.......................           --           2,200
Repayment of capital lease obligations......................         (323)           (212)
Net proceeds from Series B preferred stock..................           --              11
Net proceeds from Series C preferred stock..................           --          72,776
Net proceeds from Series D preferred stock..................           --              37
Shareholder note receivable.................................       (2,154)             --
Proceeds from restricted common stock issued................        1,436              --
                                                                ---------        --------
          Net cash provided by financing activities.........        1,017          73,293
                                                                ---------        --------
Net increase in cash and equivalents........................      (38,999)          8,197
Cash and equivalents, beginning of period...................       60,220          13,839
                                                                ---------        --------
Cash and equivalents, end of period.........................    $  21,221        $ 22,036
                                                                =========        ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                        WEBVAN GROUP, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (FOR THE THREE AND SIX MONTHS ENDED

                        JUNE 30, 2000 AND JUNE 30, 1999)

        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF JUNE 30, 2000 FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999)

1. Condensed Consolidated Financial Statements. The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of June 30, 2000 and the results of operations and cash flows for the interim periods indicated. The results of operations covered are not necessarily indicative of the results to be expected for the future quarters or for the year ending December 31, 2000. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto of Webvan Group, Inc. for the year ended December 31, 1999, which are included in Webvan Group's Form 10-K (file number 0-27541) filed with the Securities Exchange Commission.

2. Net Loss per share. Webvan computes net income (loss) per share of common stock in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):


                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                 -------------------------       -------------------------
                                          JUNE 30,                        JUNE 30,
                                 -------------------------       -------------------------
                                    2000            1999            2000            1999
                                 ---------       ---------       ---------       ---------
NET LOSS (NUMERATOR)
basic and diluted                $ (74,365)      $ (23,444)      $(132,180)      $ (35,134)

SHARES (DENOMINATOR)

Weighted average
common shares
outstanding                        331,599          85,165         329,819          84,689

Weighted average common
shares outstanding and
subject to repurchase               (3,932)        (22,913)         (5,567)        (27,723)

Shares used in computation,
basic and diluted                  327,667          62,252         324,252          56,966

NET LOSS PER SHARE BASIC
AND DILUTED                      $   (0.23)      $   (0.38)      $   (0.41)      $   (0.62)


3.      Recently Issued Accounting Standards

        In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Based on these guidelines, revenue should not be recognized until it is realized or realizable and earned. Webvan will adopt this statement in the forth fiscal quarter of its fiscal year ended December 31, 2000. Management does not expect any material impact as a result of adopting the guidelines of this standard.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), that clarifies guidance for certain issues related to the application of APB Opinion No. 25, Accounring for Stock Issued to employees (APB 25). Management does not believe that FIN 44 will have a material impact on accounting for future instruments.

        In May 2000, the Emerging Issues Task Force reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. The issue addresses the accounting for sales incentives by vendors without charge to customers that can be used in a single exchange transaction. For example, certain promotional costs, such as those relating to coupons, must be recorded as a reduction in revenue. The consensus is required to be adopted prospectively in the first fiscal quarter beginning after May 18, 2000. Upon adoption, Webvan will reclassify $140,000 and $2.35 million of promotional costs previously including in sales and marketing expense as a reduction to revenues for the year ended December 31, 1999 and six months ended June 30, 2000, respectively.

4. Merger with HomeGrocer.com, Inc. On June 25, 2000, the Company entered into a definitive merger agreement with HomeGrocer.com, Inc. ("HomeGrocer"). The agreement is expected to close late in the third quarter or in the fourth quarter of 2000. Under the terms of the agreement, the Company will issue 1.07605 shares of common stock in exchange for each share of HomeGrocer common stock. Outstanding options and warrants to purchase HomeGrocer common stock will be converted to options and warrants to purchase Webvan common stock at the same exchange ratio. The Company intends to account for the merger using the purchase method of accounting.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS OVERVIEW

        Webvan Group, Inc., or Webvan, is an Internet retailer offering same-day delivery of consumer products through an innovative proprietary business design which integrates its Webstore, distribution center and delivery system. Webvan's current product offerings are principally focused on food, non-prescription drug products and general merchandise, such as housewares, pet supplies and books.

        Webvan was incorporated in December 1996 as Intelligent Systems for Retail, Inc. In April 1999, Webvan changed its name to Webvan Group, Inc. Webvan commenced its grocery delivery service in May 1999 on a beta test basis to approximately 1,100 persons and commercially launched its Webstore on June 2, 1999. For the period from inception in December 1996 to June 1999, its primary activities consisted of raising capital, recruiting and training employees, developing its business strategy, designing a business system to implement its strategy, constructing and equipping its first distribution center and developing relationships with vendors. Since launching its service in June 1999, Webvan has continued these operating activities and has also focused on building sales momentum, establishing additional vendor relationships, promoting its brand name, enhancing its distribution, delivery and customer service operations and construction of additional distribution centers. Webvan's cost of sales and operating expenses have increased significantly since inception and are expected to continue to increase. This trend reflects the costs associated with Webvan's formation and larger sales volumes, as well as increased efforts to promote the Webvan brand, build market awareness, attract new customers, recruit personnel, build out its distribution centers, refine and modify its operating systems and develop its Webstore and associated systems that Webvan use to process customers' orders and payments.

        Webvan's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. These risks for Webvan include an unproven business system and its ability to successfully manage growth. To address these risks, Webvan must:

        -  develop and increase its customer base;

        - implement and successfully execute its business and marketing strategy;

        - continue to develop, test, increase the capacity of and enhance its Webstore, order fulfillment, transaction processing and delivery systems;

        -  respond to competitive developments; and

        -  attract, retain and motivate quality personnel.

        Since its inception, Webvan has incurred significant losses, and as of June 30, 2000, Webvan had an accumulated deficit of $291.6 million. Webvan incurred net losses of $132.2 million in the six months ended June 30, 2000 and $144.6 million and $12.0 million in the years ended December 31, 1999 and 1998, respectively. As of June 30, 2000 Webvan's prototype distribution center in Oakland, California was operating at less than 40% of the capacity for which it was designed.

        Webvan does not expect any of its distribution centers to operate at designed capacity for several years following their commercial launch, and Webvan cannot assure you that any distribution center will ever operate at or near its designed capacity. From the commercial launch of its Webstore in June 1999 through June 30, 2000 Webvan generated approximately $57.9 million in net sales. During that period, over 75% of Webvan's orders were from customers who had previously used its service and its average order size was $87.60. There can be no assurance that its average order size will not decline significantly in future periods.

        Webvan believes that its success and its ability to achieve profitability will depend on its ability to:

        - substantially increase the number of customers and its average order size;

        - ensure that its technologies and systems function properly at increased order volumes;

        -  realize repeat orders from a significant number of customers;

        - achieve favorable gross and operating margins and, to this end, increase distribution; center operations and delivery operations productivity.

        To meet these challenges, Webvan intends to continue to invest heavily in marketing and promotion, distribution facilities and equipment, technology and personnel. As a result, Webvan expects to incur substantial operating losses for the foreseeable future and the rate at which such losses will be incurred may increase significantly from current levels. In addition, Webvan's limited operating history makes the prediction of future results of operations difficult, and accordingly, Webvan cannot assure you that it will achieve or sustain revenue growth or profitability.

        In connection with the grant of stock options Webvan has recorded deferred compensation which amounted to $99.2 million as of December 31, 1999 and $62.2 million as of June 30, 2000. Deferred compensation represents the difference between the deemed fair value and option exercise price as determined by Webvan's Board of Directors on the date of grant. Deferred compensation is included as a component of stockholders' equity and is amortized over the four year vesting period of the underlying options.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

        NET SALES

        Net sales consist of the sale of groceries and other products Webvan sells, net of returns and credits. Webvan commenced commercial operations in June 1999 in the San Francisco Bay Area and May 2000 in the Greater Atlanta Area. Net sales were $28.3 million and $44.6 million for the three and six month periods ended June 30, 2000 as compared to $383,000 and $395,000 for the three and six month periods ended June 30, 1999. Webvan's average order size was $91.00 and $90.94 for the three and six months periods ended June 30, 2000 and $58.06 for the period ending June 30, 1999. Webvan expects that the addition of new distribution centers, such as Atlanta in the second quarter of 2000, will cause its average order size to fluctuate, based on the number and timing of new distribution center openings, as increases in average order size at distribution centers with longer operating histories will be offset by lower average orders sizes at new distribution centers.

        COST OF GOODS SOLD

        Cost of goods sold includes the cost of the groceries and other products Webvan sells, adjustments to inventory and payroll and related expenses for the preparation of its home replacement meals, offset by certain vendor promotional funds. Cost of goods sold were $20.3 million and $32.4 million for the three month and six month periods ended June 30, 2000 as compared to $410,000 and $419,000 for the comparable periods in the prior year. The Company's gross profit as a percentage of net sales was 28.2% for the three months ended June 30, 2000 and 27.2% for the six months ended June 30, 2000. Gross profit is expected to fluctuate as a result of a variety of factors, including the number of distribution centers launched in the reporting period, and the level of inventory spoilage related to perishables.

        SALES AND MARKETING EXPENSES

        Sales and Marketing expenses include the costs of the creative development and placement of its advertisements, promotions, public relations, and the payroll and related expenses of its headquarters marketing staff. Marketing expenses were $9.9 million for the three months ended June 30, 2000 and $18.3 million for the six months ended June 30, 2000, an 18% increase quarter over quarter. This is comparable to $1.9 million and $2.3 million for the three and six month periods ended June 30, 1999. The external costs of its advertisements and promotions for the three and six month periods increased to $9.3 million and $17.1 million from $1.2 million and $1.2 million in the comparable prior year periods, as Webvan began commercial operations in June of 1999. Payroll and related expenses increased by $0.2 million for the quarter, and $0.3 million for the comparable six month period. As Webvan launches its business in new markets, Webvan expects marketing expenses will increase as the company continues to build brand awareness and increase its customer base in its existing markets and as it opens new distribution centers serving additional markets.

        DEVELOPMENT AND ENGINEERING EXPENSES

        Development and Engineering expenses include the payroll and consulting costs for software developers directly involved in programming its computer systems. Software development expenses were $5.5 million and $11.0 million for the three and six month periods ended June 30, 2000 compared to $3.0 million and $6.3 million for the prior year three and six month periods. These increases were primarily attributable to increases in the number of employees required for developing, enhancing and increasing the capacity of its Website, order processing, accounting, distribution center and delivery systems. Payroll and related expenses increased to $4.1 million and $7.7 million for three and six month periods ended June 30, 2000 from $1.2 million and $2.3 million in the comparable prior year periods. Consulting costs decreased to $1.0 million and $2.6 million for the three and six month periods ended June 30, 2000 from $1.5 million and $3.0 million in the comparable prior year periods. Payroll and consulting costs for the second quarter do not include $2.8 million of software development costs that were capitalized in the second quarter 2000. Webvan believes that continued investment in software development is critical to attaining its strategic objectives and, as a result, expects software development expenses to increase in future quarters.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses include costs related to the fulfillment and delivery of products, real estate, technology operations, merchandising, finance, customer service and professional services, as well as certain non-cash compensation and related expenses. General and administrative expenses increased to $57.9 million and $96.9 million in the three and six month periods ended June 30, 2000 from $16.2 million and $23.0 in the comparable prior year periods. Of these $41.7 million and $73.9 million increases for the three and six months ended June 30, 2000, $27.8 million and $45.3 million, respectively, pertained to aggregate distribution center operating expenses for distribution centers that have opened as well as for those in their pre-launch phase. Such expenses were $34.6 million and $55.2 million for the three and six month periods ended June 30, 2000 versus $6.8 million and $10.0 million in the comparable prior year periods. At its corporate headquarters, payroll and related costs increased to $12.3 million and $23.2 million for the three and six month periods ended June 30, 2000 from $6.4 million and $8.4 million in the comparable prior year periods. Additionally, occupancy charges for its expanded corporate headquarters facilities increased to $3.2 million and $5.9 million for the three and six month periods ended June 30, 2000 from $0.4 million and $0.7 over comparable prior year periods. As Webvan rolls out its business in new markets, Webvan expects general and administrative expenses, including pre-launch distribution center expenses, to increase significantly.

        AMORTIZATION OF STOCK BASED COMPENSATION

        Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of its common stock for accounting purposes on the date certain stock options were granted. During the three and six months ended June 30, 2000, amortization of stock-based compensation was $16.8 million and $34.5 million, respectively, compared to $2.2 million and $4.0 million for the comparable prior year periods. Amortization for the six months ended June 30, 2000 included expenses for a significant number of headquarter staff members hired in the second half of 1999.

        INTEREST INCOME (EXPENSE) NET

        Interest income (expense), net consists of earnings on its cash and cash equivalents and interest payments on its loan and lease agreements. Net interest income was $7.7 million and $16.3 million for the three and six months ended June 30, 2000. This is compared to a net interest expense of $52,000 and net interest income of $447,000 for the comparable prior year periods. These increases were primarily due to earnings on higher average cash and cash equivalent balances during the quarter as a result of financing activities during the third and fourth quarters of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, Webvan has financed its operations primarily through private sales of preferred stock which through September 30, 1999 totaled $393.6 million (net of issuance costs) and the initial public stock offering of its common stock in November, 1999 which totaled $402.6 million (net of underwriter's discount and other issuance costs). Net cash used in operating activities was $99.0 million for the six months ended June 30, 2000. Net cash used in operating activities primarily consisted of net losses less amortization of deferred compensation, depreciation and amortization, in addition to decreases in prepaid expenses and accrued liabilities, net of contractor liabilities. Uses were partially offset by an increase in accounts payable.

        Net cash provided by investing activities was $58.9 million for the six months ended June 30, 2000, of which $192.8 million was provided from the sale of marketable securities. This amount was offset by $123.3 million used for purchases of property and equipment, consisting primarily of leasehold improvements and material handling systems for new distribution centers.

        Net cash provided by financing activities in the six months ended June 30, 2000 was $1.0 million. This amount represents proceeds from stock option exercises and certain landlord tenant improvement allowances, offset by repayment of debt. As of June 30, 2000, Webvan's principal sources of liquidity consisted of $21.2 million of cash and cash equivalents and $388.8 million of marketable securities.

        As of June 30, 2000, Webvan's principal commitments consisted of obligations totaling approximately $13.8 million outstanding under capital leases and loans. In addition, Webvan had capital commitments at June 30, 2000 of approximately $90 million principally related to the construction and equipping of the distribution centers currently under construction in Baltimore, New Jersey and Seattle. These commitments comprise all of Webvan's anticipated capital expenditures for the 12 month period ending June 30, 2001, assuming no additional distribution centers are built in 2001. Webvan currently anticipates it would increase its capital expenditures over the twelve months ended June 30, 2001 in connection with the design, construction and equipping of additional distribution centers to the extent it is able to raise additional capital for such purposes in continuation of its roll out plan. In July 1999, Webvan entered into an agreement with Bechtel Corporation for the construction of up to 26 additional distribution centers over the next three years. Webvan has no obligation under the Bechtel agreement to build 26 distribution centers and, consequently, no capital commitment under the agreement until Webvan determines to proceed with the build out of a particular distribution center. Webvan's capital expenditures for the design, construction and equipping of 26 distribution centers are estimated to be approximately $1.0 billion. Specific capital commitments under this contract are incurred only as Webvan determines to proceed with a scheduled build out of a distribution center. The decision to proceed with each distribution center will require us to purchase equipment and install leasehold improvements and, other than lease obligations with respect to sites already leased by Webvan for future distribution centers, to commit to additional lease obligations.

        Webvan currently anticipates that, assuming no additional distribution centers are built in 2001, its available funds will be sufficient to meet its anticipated capital needs to fund operations and capital expenditures for the 12 months ending June 30, 2001. Webvan intends in the immediate future to raise additional funds to support its business plan for 2001 or curtail its 2001 expansion plans. Webvan also currently anticipates that, assuming no additional distribution centers are built in 2001, it will be required to raise additional funds to fund operations for the period beginning after June 30, 2001. Webvan cannot be certain that additional financing will be available to us on favorable terms when required, or at all. From time to time Webvan has considered and discussed various financing alternatives and expects to continue such efforts. There can be no assurance that such efforts will result in additional capital on terms acceptable to Webvan. If Webvan issues additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and its stockholders may experience additional dilution. Webvan's future capital needs will be highly dependent on the number and actual cost of additional distribution centers it opens, the timing of these openings and the success of these facilities once they are launched. Thus, any projections of future cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its liquidity requirements, Webvan will be required to sell additional equity or debt securities, obtain a line of credit or change it business plan.

Year 2000 compliance

As of July 24, 2000, we had not experienced any material problems associated with the occurrence of the year 2000.

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

WEBVAN IS AN EARLY-STAGE COMPANY OPERATING IN A NEW AND RAPIDLY EVOLVING MARKET.

        Webvan was incorporated in December 1996. From 1997 through May 1999, Webvan was focused on developing its Webstore and constructing and equipping its first distribution center serving the San Francisco Bay Area. Webvan did not begin commercial operations in the San Francisco Bay area until June 1999 and in Atlanta until May 2000. Webvan's Chicago distribution center will launch general operations on August 1, 2000. Webvan's experience operating multiple facilities commenced, therefore, only very recently. Webvan's limited operating history makes an evaluation of its business and prospects very difficult. You must consider Webvan's business and prospects in light of the risks and difficulties Webvan encounters as an early stage company in the new and rapidly evolving market of e-commerce. These risks and difficulties include, but are not limited to:

- a complex business system that is unproven at or near the order volumes for which it is designed;

- lack of sufficient customers, orders, net sales or cash flow; difficulties in managing rapid growth in personnel and operations;

- high capital expenditures associated with Webvan's distribution centers, systems and technologies; and

- lack of widespread acceptance of the Internet as a means of purchasing groceries and other consumer products.

        Webvan cannot be certain that its business strategy will be successful or that Webvan will successfully address these risks. Webvan's failure to address any of the risks described above could have a material adverse effect on its business.

WEBVAN'S BUSINESS SYSTEM IS NEW AND UNPROVEN AT HIGH VOLUMES, AND THE ACTUAL CAPACITY OF WEBVAN'S SYSTEM MAY BE LESS THAN ITS DESIGNED CAPACITY.

        Webvan has designed a new business system which integrates its Webstore, highly automated distribution center and complex order fulfillment and delivery operations. Webvan has only been delivering products to customers commercially since it began operations from Webvan's Oakland distribution center in June 1999 and the average daily volume of orders that Webvan has had to fulfill to date has been significantly below Webvan's designed capacity of 8,000 orders per day and below, as well, the levels that are necessary for Webvan to achieve profitability. Although Webvan's initial distribution center was designed to process product volumes equivalent to approximately 18 supermarkets, as of June 30, 2000, Webvan was operating at less than 40% of such designed capacity.

        Though Webvan's average order size at its prototype distribution center in Oakland has increased in each of its first full four quarters of operations, Webvan cannot assure you that its average order size will remain at current levels or increase in the future. Webvan does not expect any distribution center to operate at designed capacity for several years following its commercial launch, and Webvan cannot assure you that any distribution center will ever operate at or near its designed capacity.

        It is not practicable to test Webvan's system at high volumes except by processing commercial orders. As part of its testing process, Webvan voluntarily limits the number of customer orders accepted in any given delivery window in an effort to ensure that its systems and technologies function properly while maintaining a high level of customer service. Webvan plans to incrementally increase its voluntary limit on orders as Webvan's systems and technologies are proven at each incremental volume level and as the volume of orders justifies deployment of the resources necessary to support such higher volume levels. As a result, the success of Webvan's system in a high order volume environment has yet to be proven. Based on Webvan's operational experiences, Webvan refines and modifies its business systems, operational processes and technologies in connection with the process of scaling its business to its design capacity; such refinements and modifications will continue to be necessary or advisable and the costs associated with them may be material. In addition, new system and technology features developed in response to Webvan's marketing and operational experience have to be integrated into Webvan's systems and technologies. Webvan cannot assure you that its business system will be able to accommodate a significant increase in the number of customers and orders, that such an increase in orders will be matched by the productivity increases in Webvan's operational processes that Webvan assumed in the design of its business systems or that Webvan's initial distribution center or other distribution centers will in fact ever operate at or near designed capacity. If Webvan is unable to effectively accommodate substantial increases in customer orders, Webvan may lose existing customers or fail to add new customers, which would adversely affect its business, net sales and operating margins.

WEBVAN'S BUSINESS SYSTEM IS COMPLEX, AND WEBVAN IS PERIODICALLY AFFECTED BY OPERATIONAL DIFFICULTIES.

        Webvan's business system relies on the complex integration of numerous software and hardware subsystems that utilize advanced algorithms to manage the entire process from the receipt and processing of goods at Webvan's distribution center to the picking, packing and delivery of these goods to customers in a 30-minute delivery window. Webvan has, from time to time, experienced operational "bugs" in its systems and technologies which create system instabilities and which have resulted in order errors such as missing items and delays in deliveries. Webvan's experience to date suggests that new operational bugs in its software and hardware subsystems are likely to be revealed as Webvan increases the order volumes at which its systems are operated. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, computer server or system failures, network outages, software performance problems, power failures or failures to properly maintain software or hardware systems. Webvan expects bugs to continue to occur from time to time, and Webvan cannot assure you that its operations will not be adversely affected. To date, these bugs have been corrected in a short period of time by Webvan employees or contractors or by systems vendors and have not resulted in any long term impact on its operations. In addition, difficulties in implementing refinements or modifications to Webvan's systems have, from time to time, caused Webvan to suffer unanticipated system disruptions, which impair the quality of its service during the period of disruption. The efficient and stable operation of Webvan's business system is critical to consumer acceptance of its service. If Webvan is unable to meet customer demand or service expectations as a result of operational issues, Webvan may be unable to develop customer relationships that result in repeat orders, which would adversely affect its business and net sales.

WEBVAN WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND ITS PLANNED EXPANSION, AND WEBVAN CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

        Webvan requires substantial amounts of capital to fund its business operations. In addition, the opening of new distribution centers and the continued development of Webvan's order fulfillment and delivery systems requires significant amounts of capital. The rate at which Webvan's capital is utilized is affected by the pace of its expansion under Webvan's business plan. Since Webvan's inception, Webvan has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. Webvan continues to evaluate alternative means of financing to meet its needs on terms that are attractive to Webvan. Webvan currently anticipates that, assuming no additional distribution centers are built in 2001, its available funds will be sufficient to meet its anticipated capital needs to fund operations and capital expenditures through the period ending June 30, 2001. Webvan expects, as well that it will need to raise additional capital to fund operations for the period beginning after June 30, 2001. Webvan intends in the immediate future to raise additional funds to support its business plan for 2001 or Webvan will curtail its expansion plans. Webvan cannot be certain that additional financing will be available to it on favorable terms when required, or at all. If Webvan is unable to obtain sufficient additional capital when needed, Webvan would be forced to alter its business strategy which would have a material adverse effect on its business, financial condition and Webvan's ability to reduce losses or generate profits.

        In July 1999, Webvan entered into an agreement with Bechtel for the construction of up to 26 additional distribution centers over three years. Webvan has no obligation under the Bechtel agreement to build 26 distribution centers and, consequently, no capital commitment under the agreement until Webvan determines to proceed with the build out of a particular distribution center. Webvan's expenditures for the design, construction and equipping of 26 distribution centers are estimated to be approximately $1.0 billion. Specific capital commitments under this contract are incurred only as and to the extent Webvan determines to proceed with a scheduled build out of a distribution center.

        Webvan's future capital needs will be highly dependent on the number and actual cost of additional distribution centers Webvan opens, the timing of openings and the success of Webvan's facilities once they are launched. While Webvan expects that the higher average costs of its initial distribution centers, all of which involve retrofits of existing buildings, will be offset by the anticipated lower average costs of subsequent distribution centers, Webvan cannot assure you of the actual cost of its additional distribution centers. Therefore, Webvan will need to raise additional capital to fund its planned expansion beyond distribution centers scheduled to be completed in 2000 and plan to seek to raise such capital in the immediate future. In the past, Webvan has funded its operating losses and capital expenditures through proceeds from equity offerings, debt financing and equipment leases. From time to time Webvan has considered and discussed various financing alternatives and expects to continue such efforts. There can be no assurance that such efforts will result in additional capital on terms acceptable to Webvan. If Webvan raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and Webvan's stockholders may experience substantial dilution.


WEBVAN'S BUSINESS SYSTEM MAY NOT BE READILY OR COST-EFFECTIVELY REPLICABLE IN ADDITIONAL GEOGRAPHIC MARKETS.

        A critical part of Webvan's business strategy is to expand its business by opening additional distribution centers in new markets to achieve economies of scale and leverage Webvan's significant and ongoing capital investment in its proprietary business system. Webvan currently anticipates opening its Baltimore and New Jersey distribution centers in the fourth quarter of 2001 and, given, among other reasons, the pendency of the proposed merger with HomeGrocer, has determined to delay the opening of its Seattle distribution center until January 2001. Webvan's expansion strategy is dependent upon the ability of its proprietary business system and enabling software to be readily replicated to facilitate Webvan's expansion into additional geographic markets on a timely and cost-effective basis. Because Webvan's business system is extremely complex and operation of its second distribution center has only recently begun, Webvan has not demonstrated whether its proprietary business system is in fact readily and cost-effectively replicable.

        Webvan has recently determined that it can leverage Webvan's investment in, and utilize the capacity of, certain distribution centers by serving additional markets to the ones in which such facilities are located. While Webvan believes that this will allow Webvan to extend its market reach without a corresponding expenditure of capital resources, Webvan cannot assure you that the incremental revenues associated with entry into such additional markets will warrant the corresponding advertising and operational expenses.

        Webvan's ability to successfully and cost-effectively replicate its business system in additional geographic markets will also depend upon a number of factors, including:

- the availability of appropriate and affordable sites that can accommodate Webvan's distribution centers;

- Webvan's ability to successfully and cost-effectively hire and train qualified employees to operate new distribution centers;

- Webvan's ability to develop relationships with local and regional distributors, vendors and other product providers;

-   acceptance of Webvan's product and service offerings; and

-   competition.

        The number, timing and cost of opening of new distribution centers are dependent on these factors and are therefore subject to considerable uncertainty. If the replication element of Webvan's expansion strategy fails, Webvan could incur substantial additional operating costs and be forced to delay its entrance into other markets.

        In addition, Webvan currently obtains all of its carousels for Webvan's distribution centers from Diamond Phoenix Corporation. In the event that the supply of carousels from Diamond Phoenix was delayed or terminated for any reason, Webvan believes that it could obtain similar carousels from other sources; however, the integration of other carousels into the complex systems of Webvan's distribution centers could result in construction delays and could require modifications to Webvan's software systems. Similarly, the failure of Diamond Phoenix to support and maintain installed carousels could result in system disruptions, which would impair the quality of Webvan's service during the period of disruption. Accordingly, any delay or termination of Webvan's relationship with Diamond Phoenix could cause a material delay and increased cost in Webvan's planned expansion program, or affect service expectations which could adversely affect its business and sales.

WEBVAN'S EXPANSION PLANS ARE DEPENDENT ON THE PERFORMANCE OF, AND WEBVAN'S RELATIONSHIP WITH, BECHTEL CORPORATION.

        In July 1999, Webvan entered into an agreement with Bechtel, providing for the provision of any combination of engineering, design, procurement, construction and program management services for up to 26 additional distribution centers over three years. Webvan expects to utilize Bechtel's services under this agreement in connection with the construction of future distribution centers. The success of Webvan's expansion program is highly dependent on the success of Webvan's relationship with Bechtel and Bechtel's ability to perform its obligations under the contract. Similarly, the failure of the materials handling equipment systems integrator to perform on its contracts with Webvan could adversely affect the timing and cost of Webvan's expansion. Webvan's working relationship with Bechtel is relatively new and Webvan cannot assure you that it will not encounter unexpected delays or design problems in connection with the build-out of Webvan's distribution centers. Webvan also cannot assure you that its relationship with Bechtel and Bechtel's acquisition of experience in the construction of Webvan's distribution centers will result in the expected cost efficiencies on which are based Webvan's estimates of the average cost of these distribution centers. If Webvan's relationship with Bechtel fails for any reason, Webvan would be forced to engage another contractor, which would likely result in a significant delay in Webvan's expansion plans and could result in increased costs of constructing and equipping Webvan's distribution centers.

WEBVAN HAS LITTLE EXPERIENCE IN MANAGING GEOGRAPHICALLY DIVERSE OPERATIONS.

        Although Webvan plans to further expand geographically, Webvan has only very recently begun operating in more than one region and managing multiple distribution centers. Accordingly, the success of Webvan's planned expansion will depend upon a number of factors, including:

- Webvan's ability to integrate the operations of new distribution centers into its existing operations;

- Webvan's ability to coordinate and manage distribution operations in multiple, geographically distant locations;

- Webvan's ability to respond to issues specific to other geographic areas, such as adverse seasonal weather conditions that are not present in the Bay Area; and

- Webvan's ability to establish and maintain adequate management and information systems and financial controls.

        Webvan's failure to successfully address these factors could have a material adverse effect on its ability to expand and on Webvan's results of operations.

WEBVAN ANTICIPATES FUTURE LOSSES AND NEGATIVE CASH FLOW.

        Webvan has experienced significant net losses and negative cash flow since its inception. As of June 30, 2000, Webvan had an accumulated deficit of $291.6 million. Webvan incurred net losses of $132.2 million in the six months ended June 30, 2000 and $144.6 million and $12.0 million in the years ended December 31, 1999 and 1998, respectively. Webvan will continue to incur significant capital and operating expenses over the next several years in connection with Webvan's planned expansion, including:

- the construction of and equipment for new distribution centers in additional geographic markets at an estimated cost of $30.0 million to $35.0 million per distribution center based on Webvan's experience to date and efficiencies it expects will be progressively realized over the course of Webvan's contract with Bechtel, such as savings associated with procurement for multiple sites and the design of standardized build-to-suit buildings which is expected to reduce construction time and result in construction efficiencies;

- the continued expansion and development of operations at Webvan's currently operational distribution centers;

-   increases in personnel at Webvan's distribution centers;

- brand development, customer service, marketing and other promotional activities;

- operating losses anticipated to be incurred at each distribution facility until such time as it achieves breakeven economics;

- the continued development of Webvan's computer network, Webstore, warehouse management and order fulfillment systems and delivery infrastructure; and

-   the development of strategic business relationships.

        If a distribution center, viewed as a stand-alone business unit without regard to headquarters' costs and certain promotional costs, is able to successfully operate at the volume and cost levels expected to be reached by a distribution center at the end of the first year of operation, Webvan expects that the annualized earnings before interest, taxes, depreciation and amortization for that distribution center, would be positive and the distribution center would start to generate cash flow beginning in the fifth quarter of operations. If a distribution center, viewed as a stand-alone business unit without regard to headquarters' costs, is able to operate successfully at volumes and costs expected to be reached through the end of the third year of operation, Webvan expects that the annualized earnings before interest, taxes, depreciation and amortization for that distribution center, from its launch through the end of that three-year period, would approximate the expected costs of constructing and equipping such distribution center. Webvan cannot assure you that its distribution centers will be able to successfully operate at expected volume or cost levels, which are dependant upon a numbers of factors including the productivity of delivery operations and the productivity of Webvan's distribution center employees and operational processes.

        As a result of the factors described above, Webvan expects to continue to have operating losses and negative cash flow on a quarterly and annual basis for the foreseeable future. To achieve profitability, Webvan must accomplish the following objectives:

- substantially increase Webvan's number of customers and the number of orders placed by its customers;

- ensure that its systems and technologies function properly at increased volumes;

-   generate a sufficient average order size; and

-   achieve favorable gross; and

- achieve favorable operating margins by improving the productivity of distribution center and delivery operations.

        Webvan cannot assure you that it will be able to achieve these objectives.

        In addition, because of the substantial capital costs associated with the development of Webvan's distribution centers, Webvan will be unable to achieve profitability or reduce its operating losses if Webvan does not process sufficient order volumes. In addition, because of the significant capital and operating expenses associated with Webvan's expansion plan, Webvan's overall losses will increase significantly from current levels in the event of continued expansion. If Webvan does achieve profitability, Webvan cannot be certain that it would be able to sustain or increase such profitability on a quarterly or annual basis in the future. If Webvan cannot achieve or sustain profitability, Webvan may not be able to meet its working capital requirements, which would have a material adverse effect on its business.

THE SIGNIFICANT CAPITAL INVESTMENT REQUIRED BY WEBVAN'S BUSINESS DESIGN MAY ADVERSELY AFFECT ITS ABILITY TO ENTER ADDITIONAL MARKETS IN A TIMELY AND EFFECTIVE MANNER AND COULD HARM WEBVAN'S COMPETITIVE POSITION.

        Webvan's business design requires a significant capital investment to build, equip and launch distribution centers and local stations in the markets in which it seeks to operate. Webvan's competitors, both on-line and traditional brick and mortar retailers, have developed or may develop systems that are not as highly automated or capital-intensive as Webvan's. This could enable on-line competitors to commence operations in, or through the use of third party delivery services, offer their products in a particular geographic market before Webvan is able to do so, which could harm Webvan's competitive position.

WEBVAN FACES INTENSE COMPETITION FROM TRADITIONAL AND ONLINE RETAILERS OF GROCERY PRODUCTS AND OTHER PRODUCTS.

        The grocery retailing business is extremely competitive. Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers comprise Webvan's principal competition as an on-line grocery retailer, although Webvan also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and drugstore chains. To the extent that Webvan adds non-grocery store product categories, local, regional and national retailers in those product categories, as well as online retailers in those product categories, will provide Webvan's competition in those areas. Recently, Safeway, a traditional groccerry chain acquired 50% of GrocerWorks.com, an Internet grocer currently serving markets in Teexas, and Royal Ahold, the owner of several traditional grocery chains, acquired 51% of Peapod. In November 1999, Albertson's introduced an Internet-based service in the Seattle region. Many of Webvan's existing and potential competitors, particularly traditional grocers and retailers such as Safeway, Ahold and Albertson's and certain online retailers, are larger and have substantially greater resources than Webvan does. Webvan expects this competition in the online grocery and other product categories will intensify in the coming years.

        Webvan's initial distribution center in Oakland, California operates in the San Francisco Bay Area and Sacramento markets. In this market, Webvan competes primarily with traditional grocery retailers and with online grocer Peapod. In Atlanta and Chicago, where Webvan has recently opened, Webvan competes with respect to its supermarket offering primarily with traditional grocery retailers and online grocers Peapod and Streamline. The number and nature of competitors and the amount of competition Webvan will experience will vary by market area. In other markets, Webvan expects to compete with primarily with traditional grocery retailers and these and other online grocers, including HomeGrocer, HomeRuns, GroceryWorks and Shoplink. The principal competitive factors that affect Webvan's business are location, breadth of product selection, quality, service, price and consumer loyalty to traditional and online grocery retailers. If Webvan fails to effectively compete in any one of these areas, Webvan may lose existing and potential customers which would have a material adverse effect on its business, net sales and operating margins.

IF WEBVAN FAILS TO GENERATE SUFFICIENT LEVELS OF REPEAT ORDERS AND MARKET PENETRATION, WEBVAN'S BUSINESS AND NET SALES WILL BE ADVERSELY AFFECTED.

        In the online retail industry, customer attrition rates, or the rates at which subscribers cancel a service, are generally high. Webvan depends upon customers to continue to order from Webvan after their initial order is placed, and Webvan competes to retain customers once they have used Webvan's service. Accordingly, Webvan's ability to increase the number of orders placed by its customers is dependant upon Webvan's success not only in getting people to try its service and generating customer accounts, but in converting users into repeat customers. Even occasional failures of Webvan's systems can cause variations in the levels of its operational execution which are sufficient to materially affect Webvan's ability to retain customers. Webvan cannot assure if its efforts to convert sufficient numbers of customers into repeat users of Webvan's service will be successful.

        In addition, the success of Webvan's business depends on its ability to establish sufficient levels of market penetration in each market in which Webvan operates. This in turn will depend upon Webvan's ability to achieve customer loyalty by means of a high quality of customer service and operational execution. In general, in most of the larger metropolitan areas Webvan has targeted as initial markets, Webvan believes it will need to achieve penetration levels of approximately 1% to 3% of the households in order for Webvan's distribution center in a market to be successful. However, Webvan cannot assure you as to the levels of penetration it will achieve any market, and even if Webvan does achieve these levels of penetration, it cannot assure you that it will achieve positive earnings. If Webvan is unable to establish sufficient customer loyalty to achieve market penetration levels or if Webvan experiences significant decreases in repeat customer orders as a percentage of orders delivered, Webvan's business and net sales could be materially adversely affected.


THE INTERNET MAY FAIL TO BECOME A WIDELY ACCEPTED MEDIUM FOR GROCERY SHOPPING.

        Webvan relies solely on product orders received through its Webstore for sales. The market for e-commerce is new and rapidly evolving, and it is uncertain whether e-commerce will achieve and sustain high levels of demand and market acceptance, particularly with respect to the grocery industry. Webvan's success will depend to a substantial extent on the willingness of consumers to increase their use of online services as a method to buy groceries and other products and services. Webvan's success will also depend upon its vendors' acceptance of Webvan's online service as a significant means to market and sell their products. Moreover, Webvan's growth will depend on the extent to which an increasing number of consumers own or have access to personal computers or other systems that can access the Internet. If e-commerce in the grocery industry does not achieve high levels of demand and market acceptance, Webvan's business will be materially adversely affected.

WEBVAN MAY FAIL TO ADEQUATELY PREDICT TECHNOLOGY TRENDS.

        New technologies, such as kitchen appliances, hand-held devices and software applications for telephones, are being developed to allow consumers to access the Internet less expensively or more conveniently than with personal computers. Any failure to adequately cost-effectively create systems or enter into stategic relationships that will allow Webvan's website to be accessed by technologies used by consumers to access the Internet would have a material adverse effect on its business and net sales.

WEBVAN'S EFFORTS TO BUILD STRONG BRAND IDENTITY AND CUSTOMER LOYALTY MAY NOT BE SUCCESSFUL.

        Since Webvan only recently launched the Webvan brand, it currently does not have strong brand identity outside of the San Francisco Bay area or strong brand loyalty. Webvan believes that establishing and maintaining brand identity and brand loyalty is critical to attracting consumers and vendors. Furthermore, Webvan believes that the importance of brand loyalty will increase with the proliferation of Internet retailers. In order to attract and retain consumers and vendors, and respond to competitive pressures, Webvan intends to increase spending substantially to create and maintain brand loyalty among these groups. Webvan plans to accomplish this goal through a variety of programs which may include radio, newspaper, online and television advertising campaigns. Webvan believes that advertising rates, and the cost of its advertising campaigns in particular, could increase substantially in the future. In addition Webvan must continue to invest in the creation of a world class customer service function as a failure of its customer service representatives to promptly respond to customer inquiries and concerns in a helpful manner may negatively impact customer loyalty. If Webvan's branding efforts are not successful or Webvan is unable to provide high quality customer care, Webvan's net sales and ability to attract customers will be materially and adversely affected.

        Promotion and enhancement of the Webvan brand will also depend on Webvan's success in consistently providing a high-quality consumer experience for purchasing groceries and other products. If consumers, other Internet users and vendors do not perceive Webvan's service offerings to be of high quality, or if Webvan introduces new services that are not favorably received by these groups, the value of the Webvan brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of Webvan to one or more of these groups, which could harm Webvan's reputation, reduce its net sales and cause Webvan to lose customers. Promotion and enhancement of the Webvan brand will also depend upon Webvan's success in identifying its website in customers' minds as website for non-grocery products. Failure of consumers to perceive Webvan as other than an on-line grocery e-tailer may limit Webvan's ability to capitalize on the potential of its distribution center infrastructure.

IF WEBVAN IS UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF PRODUCTS FROM APPROPRIATE VENDORS, OR WEBVAN'S RELATIONSHIPS WITH KEY CONSUMER PRODUCTS COMPANIES ARE NOT SUCCESSFUL, WEBVAN'S AVERAGE ORDER SIZE AND NET SALES WOULD BE ADVERSELY AFFECTED.

        Webvan expects to derive a significant percentage of its net sales of grocery products from high-volume items, well-known brand name products and fresh foods. Webvan sources these products from a network of manufacturers, wholesalers and distributors. Webvan currently relies on national and regional distributors for a substantial portion of its items. Webvan also utilizes premium specialty suppliers or local sources for gourmet foods, farm fresh produce, fresh fish and meats. From time to time, Webvan may experience difficulty in obtaining sufficient product allocations from a key vendor. In addition Webvan has entered into strategic relationships with a number of the largest consumer products companies in the U.S. in an attempt to optimize its product marketing, product assortment and supply chain management practices. Webvan cannot assure you that these relationships will prove successful and any failure in this regard would adversely affect the goal of these relationships: to increase average order sizes, improve gross margins and improve customer acquisition and retention. In addition, Webvan's key vendors may establish their own online retailing efforts, which may impact Webvan's ability to get sufficient product allocations from these vendors. Many of Webvan's key vendors also supply products to its online and traditional grocery competitors.

IF WEBVAN IS UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF NON-GROCERY PRODUCTS FROM ITS KEY VENDORS TO MEET CUSTOMER DEMAND, WEBVAN'S NET SALES, RESULTS OF OPERATIONS AND ABILITY TO FUILFILL THE "LAST MILE" OF E-COMERCE WOULD BE MATERIALLY ADVERSELY AFFECTED.

        In addition, Webvan must establish and maintain strategic relationships with a number of manufacturers, wholesalers and distributors of non-grocery products in connection with the expansion of the categories of product Webvan expects to offer to its customers. Webvan's ability to secure the rights to sell these products or to secure favorable pricing for these products will depend in part upon vendor perceptions of Webvan as a distribution channel for these products. Webvan cannot assure you that these vendors will view it as a suitable distribution channel for their products or that Webvan will be successful as a distribution channel for a sufficient number of these products, and Webvan's inability to offer key product categories at appropriate prices to Webvan's customers would adversely affect Webvan's ability to become for its customers the preferred choice for purchases of products over the Internet that are delivered to the home.

WEBVAN'S REVENUES ARE STILL DERIVED PRIMARILY FROM ONE DISTRIBUTION CENTER.

        Webvan currently operates two distribution centers located in Oakland, California, serving the San Francisco Bay Area and Sacramento markets, and in Suwanee, Georgia, serving Atlanta. Because Webvan only recently opened its second distribution center in Atlanta in May 2000, Webvan's business and operations would be materially adversely affected if any of the following events affected Webvan's Oakland distribution center or the San Francisco Bay Area: prolonged power or equipment failures; disruptions in Webvan's web site, computer network, software and Webvan's order fulfillment and delivery systems; disruptions in the transportation infrastructure including bridges, tunnels and roads; refrigeration failures or other failures due to power outages; or fires, floods, earthquakes or other disasters.

        Since the San Francisco Bay Area is located in an earthquake-sensitive area, Webvan is particularly susceptible to the risk of damage to, or total destruction of, Webvan's distribution center and the surrounding transportation infrastructure caused by earthquakes. Webvan cannot assure you that it is adequately insured to cover the total amount of any losses caused by any of the above events. In addition, Webvan is not insured against any losses due to interruptions in its business due to damage to or destruction of Webvan's distribution center caused by earthquakes or to major transportation infrastructure disruptions or other events that do not occur on Webvan's premises.

WEBVAN'S LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT FOR WEBVAN AND FOR FINANCIAL ANALYSTS THAT MAY PUBLISH ESTIMATES OF WEBVAN'S FINANCIAL RESULTS.

        As a result of Webvan's limited operating history, it is difficult to accurately forecast Webvan's total revenue, revenue per distribution center, gross and operating margins, real estate and labor costs, average order size, number of orders per day and other financial and operating data. Webvan has a limited amount of meaningful historical financial data upon which to base planned operating expenses. Webvan bases its current and future expense levels on its experience since June 1999, Webvan's operating plans and estimates of future revenue, and Webvan's expenses are dependent in large part upon Webvan's facilities costs, which depend in part upon employee productivity and delivery densities, and product costs. Sales and operating results are difficult to forecast because they generally depend on the growth of Webvan's customer base and the volume of the orders Webvan receives, the mix of products sold, and Webvan's ability to match demand, which fluctuates through each day and among the days of the week, with the resources employed to fulfill that demand. As a result, Webvan may be unable to make accurate financial forecasts and adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. Webvan believes that these difficulties also apply to financial analysts that may publish estimates of Webvan's financial results. This inability to accurately forecast Webvan's results could cause its net losses in a given quarter to be greater than expected and could cause a decline in the trading price of Webvan common stock.

WEBVAN'S QUARTERLY OPERATING RESULTS ARE EXPECTED TO BE VOLATILE AND DIFFICULT TO PREDICT BASED ON A NUMBER OF FACTORS THAT WILL ALSO AFFECT ITS LONG-TERM PERFORMANCE.

        Webvan expects its quarterly operating results to fluctuate significantly in the future based on a variety of factors. These factors are also expected to affect Webvan's long-term performance. Some of these factors include the following:

- the timing of Webvan's expansion plans as Webvan constructs and begins to operate new distribution centers in additional geographic markets;

-   changes in pricing policies;

- changes in Webvan's product and service offerings and customer acceptance of Webvan as an on-line retailer of non-grocery products;

- increases in personnel, marketing and other operating expenses to support Webvan's anticipated growth;

- Webvan's inability to obtain new customers or retain existing customers at reasonable cost; Webvan's inability to manage its distribution and delivery operations to handle significant increases in the number of customers and orders or to overcome system or technology difficulties associated with these increases;

- Webvan's inability to adequately maintain, upgrade and develop its Webstore, its computer network or the systems that Webvan uses to process customer orders and payments; competitive factors; and

- technical difficulties, system or web site downtime, denial of service attacks or Internet brownouts.

        In addition to these factors, Webvan's quarterly operating results are expected to fluctuate based upon seasonal purchasing patterns of its customers and the mix of groceries and other products sold by Webvan. Because of Webvan's short operating history and limited geographical coverage, Webvan may not accurately predict the seasonal purchasing patterns of its customers and may experience unexpected difficulties in matching inventory to demand by customers.

        Due to all of these factors, Webvan expects its operating results to be volatile and difficult to predict. As a result, quarter-to-quarter comparisons of its operating results may not be good indicators of its future performance. In addition, it is possible that in any future quarter Webvan's operating results could be below the expectations of investors generally and any published reports or analyses of Webvan. In that event, the price of Webvan's common stock could decline, perhaps substantially.

IF WEBVAN EXPERIENCES PROBLEMS IN ITS DELIVERY OPERATIONS, WEBVAN'S BUSINESS COULD BE SERIOUSLY HARMED.

        Webvan uses its own couriers to deliver products from Webvan's distribution center to its local stations, and from the local stations to its customers. Webvan is therefore subject to the risks associated with its ability to provide delivery services to meet Webvan's shipping needs, including potential labor activism or employee strikes, inclement weather, disruptions in the transportation infrastructure, including bridges, roads and traffic congestion. While Webvan strives to maintain high on-time delivery rates and order fulfillment accuracy rates, Webvan has, on occasion, experienced operational "bugs" that have resulted in a high proportion of late deliveries or order fulfillment inaccuracies on particular days. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, computer server or system failures, network outages, software performance problems, power failures or failures to properly maintain software or hardware systems. To date, these bugs have been corrected in a short period of time by Webvan employees or contractors and have not resulted in any long term impact on Webvan's operations. Any material decrease in Webvan's on-time delivery rate or in order fulfillment accuracy would likely have an adverse impact on Webvan's consumer acceptance of its service and harm its reputation and brand, and a prolonged decline in Webvan's on-time delivery rate or in order fulfillment accuracy would have an adverse impact on Webvan's financial results.

WEBVAN'S NET SALES WOULD BE HARMED IF ITS ONLINE SECURITY MEASURES FAIL.

        Webvan's relationships with its customers may be adversely affected if the security measures that Webvan uses to protect their personal information, such as credit card numbers, are ineffective. If, as a result, Webvan loses many customers, Webvan's net sales and results of operations would be harmed. Webvan relies on security and authentication technology to perform real-time credit card authorization and verification with Webvan's bank. Webvan cannot predict whether events or developments will result in a compromise or breach of the technology Webvan uses to protect a customer's personal information.

        Furthermore, Webvan's computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Webvan may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. Webvan cannot assure you that it can prevent all security breaches, and any failure to do so could have a material adverse effect on Webvan's reputation and results of operations.

THE LOSS OF THE SERVICES OF ONE OR MORE OF WEBVAN'S KEY PERSONNEL, OR WEBVAN'S FAILURE TO ATTRACT, INTEGRATE NEW HIRES AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM ITS BUSINESS.

The loss of the services of one or more of Webvan's key personnel could seriously harm its business. Webvan depends on the continued services and performance of its senior management and other key personnel, particularly George T. Shaheen, Webvan's President and Chief Executive Officer and its senior vice presidents. Webvan's future success also depends upon the continued service of its executive officers and other key software development, merchandising, marketing and support personnel. The competition for talented employees in the San Francisco Bay Area is intense and Webvan's ability to retain key employees at its headquarters is a function of a number of factors, some of which are beyond Webvan's control, such as the value of other opportunities perceived to be available in the Bay Area. None of Webvan's officers or key employees is bound by an employment agreement and Webvan's relationships with these officers and key employees are at will. Several key members of Webvan's management team have joined Webvan in the past nine months. If Webvan does not effectively integrate these employees into its business, if they do not work together as a management team to enable Webvan to implement its business strategy, or if Webvan is unable to retain them for any reason, Webvan's business will suffer. Additionally, there are low levels of unemployment in the San Francisco Bay Area and in many of the regions in which Webvan plans to operate. These low levels of unemployment have led to pressure on wage rates, which can make it more difficult and costly for Webvan to attract and retain qualified employees.

        In addition, Webvan's inability to hire and train qualified employees in accordance with Webvan's schedule for meeting demand at any distribution center as Webvan scales order volumes at that distribution center could have a negative impact on its ability to attract and retain customers. Webvan plans to open three distribution centers in the fourth quarter of 2000, which may place a strain on Webvan's ability to properly train employees responsible for managing the systems at those distribution centers.

        The loss of key personnel, or the failure to attract additional personnel, could have a material adverse effect on Webvan's business, results of operations and performance in specific geographic markets.

WEBVAN MAY NEED TO CHANGE THE MANNER IN WHICH WEBVAN CONDUCTS ITS BUSINESS IF GOVERNMENT REGULATION OF THE INTERNET INCREASES OR IF REGULATION DIRECTED AT LARGE-SCALE RETAIL OPERATIONS IS DEEMED APPLICABLE TO WEBVAN.

        The adoption or modification of laws or regulations relating to the Internet and large-scale retail store operations could adversely affect the manner in which Webvan currently conducts its business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws which may impose additional burdens on Webvan. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States government recently enacted Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit material. The Federal Trade Commission has indicated that it will investigate the practices of Internet companies relating to the handling of user-specific data. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In 1999, the Governor of California vetoed legislation which would have prohibited a public agency from authorizing retail store developments exceeding 100,000 square feet if more than a small portion of the store were devoted to the sale of non-taxable items, such as groceries. While it is not clear whether Webvan's operations would be considered a retail store for purposes of this kind of legislation, Webvan cannot assure you that other state or local governments will not seek to enact similar laws or that Webvan would be successful if forced to challenge the applicability of this kind of legislation to its distribution facilities. The expenses associated with any challenge to this kind of legislation could be material. If Webvan is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause Webvan to incur additional expenses or alter its business model.

WEBVAN MAY INCUR SIGNIFICANT COSTS OR EXPERIENCE PRODUCT AVAILABILITY DELAYS IN COMPLYING WITH REGULATIONS APPLICABLE TO THE SALE OF FOOD PRODUCTS.

        Webvan is not currently subject to regulation by the United States Department of Agriculture, or USDA. Whether the handling of food items in Webvan's distribution facility, such as meat and fish, will subject Webvan to USDA regulation in the future will depend on several factors, including whether Webvan sells food products on a wholesale basis or whether Webvan obtains food products from non-USDA inspected facilities. Although Webvan has designed its food handling operations to comply with USDA regulations, Webvan cannot assure you that the USDA will not require changes to Webvan's food handling operations. Webvan will also be required to comply with local health regulations concerning the presentation, preparation and packaging of its prepared meals and other food items. Any applicable federal, state or local regulations may cause Webvan to incur substantial compliance costs, including changes to Webvan's software systems or operational processes, or delay the availability of a number of items at one or more of Webvan's distribution centers. In addition, any inquiry or investigation from a food regulatory authority could have a negative impact on Webvan's reputation. Any of these events could have a material adverse effect on Webvan's business and expansion plans and could cause Webvan to lose customers.

WEBVAN MAY NOT BE ABLE TO OBTAIN REQUIRED LICENSES OR PERMITS FOR THE SALE OF ALCOHOL AND TOBACCO PRODUCTS IN A COST-EFFECTIVE MANNER OR AT ALL.

        Webvan will be required to obtain state licenses and permits for the sale of alcohol and tobacco products in each location in which Webvan seeks to open a distribution center. Webvan cannot assure you that it will be able to obtain any required permits or licenses in a timely manner, or at all. Webvan does not currently have a license for alcohol in its Atlanta Distribution center. Webvan may be forced to incur substantial costs and experience significant delays in obtaining these permits or licenses and faces significant regulatory hurdles in this regard. In addition, the United States Congress is considering enacting legislation which would restrict the interstate sale of alcoholic beverages over the Internet. Changes to existing laws or Webvan's inability to obtain required permits or licenses could prevent Webvan from selling alcohol or tobacco products in one or more of its geographic markets. Any of these events could substantially harm Webvan's net sales, gross profit and ability to attract and retain customers.

IN THE FUTURE WEBVAN MAY FACE POTENTIAL PRODUCT LIABILITY CLAIMS OR ADVERSE PUBLICITY.

        Webvan cannot assure you that the products that it delivers will be free from contaminants. Grocery and other related products occasionally contain contaminants due to inherent defects in the products or improper storage or handling. If any of the products that Webvan sells cause harm or has the potential to cause harm to any of its customers, Webvan could be subject to product liability lawsuits or adverse publicity. If Webvan is found liable under a product liability claim, or even if Webvan is required to defend itself against such a claim, Webvan's reputation could suffer and customers may substantially reduce their orders or stop ordering from Webvan.

WEBVAN'S NET SALES WOULD BE HARMED IF WEBVAN EXPERIENCES SIGNIFICANT CREDIT CARD FRAUD.

        A failure to adequately control fraudulent credit card transactions would harm Webvan's net sales and results of operations because Webvan does not carry insurance against this risk. Webvan may suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, Webvan is liable for fraudulent credit card transactions because Webvan does not obtain a cardholder's signature. Because Webvan has had a short operating history, Webvan cannot predict its future levels of bad debt expense.

IF THE PROTECTION OF WEBVAN'S TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, ITS BUSINESS MAY BE SERIOUSLY HARMED.

        Webvan regards patent rights, copyrights, service marks, trademarks, trade secrets and similar intellectual property as important to its success. Webvan relies on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights; however, the steps Webvan takes to protect its proprietary rights may be inadequate. Webvan currently has no patents. Webvan has filed, and from time to time expects to file, patent applications directed to aspects of its proprietary technology. Webvan cannot assure you that any of these applications will be approved, that any issued patents will protect Webvan's intellectual property or that any issued patents will not be challenged by third parties. In addition, other parties may independently develop similar or competing technology or design around any patents that may be issued to Webvan. Webvan evaluates which inventions it should file patent applications for and in what jurisdictions such applications should be filed on the basis of a number of factors such as the relative benefits of trade secret and patent protection, the likelihood of a patent's issuing, the cost of prosecuting patent applications and its current assessment of the long-term value of the invention from a competitive point of view. However, Webvan cannot assure you that its patent strategy will prove to be successful in best securing the competitive advantages of Webvan's technologies. Webvan's failure to protect its proprietary rights could materially adversely affect Webvan's business and competitive position.

INTELLECTUAL PROPERTY CLAIMS AGAINST WEBVAN CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

        Patent, trademark and other intellectual property rights are becoming increasingly important to Webvan and other e-commerce vendors. Many companies are devoting significant resources to developing patents that could affect many aspects of Webvan's business. Other parties may assert infringement or unfair competition claims against Webvan that could relate to any aspect of Webvan's technologies, business processes or other intellectual property. Webvan cannot predict whether third parties will assert claims of infringement against us, the subject matter of any of these claims, or whether these assertions or prosecutions will harm its business. If Webvan is forced to defend itself against any of these claims, whether they are with or without merit or are determined in Webvan's favor, then Webvan may face costly litigation, diversion of technical and management personnel, inability to use Webvan's current web site technology, or product shipment delays. As a result of a dispute, Webvan may have to develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may be unavailable on terms acceptable to Webvan, or at all. If there is a successful claim of patent infringement against Webvan and Webvan is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, Webvan's business and competitive position may be materially adversely affected.

ANY DEFICIENCIES IN WEBVAN'S SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH IT RELIES COULD ADVERSELY AFFECT WEBVAN'S BUSINESS AND RESULT IN A LOSS OF CUSTOMERS.

        Webvan's Webstore has experienced in the past and may experience in the future slower response times or disruptions in service for a variety of reasons including failures or interruptions in Webvan's systems. In addition, Webvan's users depend on Internet service providers, online service providers and other web site operators for access to Webvan's Webstore. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to Webvan's systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could have a material adverse effect on Webvan's business and could result in a loss of customers.

        Webvan's communications hardware and certain of Webvan's other computer hardware operations are located at the facilities of AboveNet Communications, Inc. in Santa Clara county, California. The hardware for the warehouse management and materials handling systems of each distribution center is maintained at that distribution center. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems or cause them to fail completely. For instance, a power failure in October 1999 at the facilities of Webvan's previous webstore server host caused Webvan's webstore to be inaccessible for approximately two hours. To date, Webvan has experienced several other instances when its Webstore was inaccessible for unexpected reasons. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect Webvan's webstore. Webvan's business could be adversely affected if its systems were affected by any of these occurrences. Problems faced by AboveNet, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including Webvan, could adversely impact the customer shopping experience and consequently, Webvan's business. Similarly, power outages on any day at a distribution center could adversely impact Webvan's ability to fulfill orders from that distribution center on that day, which would in turn impact customer satisfaction with Webvan's service. Webvan's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in Webvan's systems.

WEBVAN'S STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DECLINE SUBSTANTIALLY.

        The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly consumer-oriented Internet-related companies, have been highly volatile. For instance, prices of many "Business-to-Consumer" Internet retailer companies have declined substantially since Webvan's initial public offering. The price at which Webvan's common stock trades has been and is likely to continue to be volatile and may fluctuate substantially due to factors such as:

-   Webvan's historical and anticipated quarterly and annual operating results;

- Variations between Webvan's actual results and the expectations of investors or published reports or analyses of Webvan;

- Changes in analysts' estimates of Webvan's performance or industry performance;

- Announcements by Webvan or others and developments affecting its business, systems or expansion plans;

-   Sales of large blocks of Webvan common stock; and

- Conditions and trends in e-commerce industries, particularly the online grocery industry.

        In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

FUTURE SALES OF WEBVAN COMMON STOCK MAY CAUSE WEBVAN'S STOCK PRICE TO DECLINE.

        If Webvan's stockholders sell substantial amounts of Webvan common stock in the public market, the market price of Webvan common stock could decline. All of the 28,750,000 shares of Webvan common stock sold in Webvan's initial public offering in November 1999 are freely tradable, without restriction, in the public market. The lock-up agreements entered into by Webvan's directors, officers and stockholders in connection with that offering contained restrictions on the sale or other transfer of Webvan common stock expired in their entirety on May 3, 2000, at which time an additional substantial number of shares of Webvan common stock became eligible for sale in the public market. The market price of Webvan common stock could decline if one or more of Webvan's significant stockholders decides for any reason to sell substantial amounts of Webvan stock in the public market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the three months ended June 30, 2000 there were no material changes in the Company's exposure to financial market risk, including changes in interest rates.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECRITY HOLDERS.

        Webvan held its annual meeting on June 1, 2001 to elect two Class I directors to the Company's Board and to ratify the appointment of the Company's independent auditors, Deloitte & Touche.

        Christos M. Cotsakos and Tim Koogle were elected to continue as Class I directors of the Company for the ensuing three years. The Class II directors of the Company, David M. Beirne and Micael Moritz, as well as the Class III directors of the Company, Louis H. Borders and George T. Shaheen, continue their term as directors. 182,613,293 votes were cast in favor of the election of Mr. Cotsakos while 291,848 votes were withheld. 182,618,863 shares were cast in favor of the election of Mr. Koogle, while votes were withheld with respect to 291,848 shares present at the meeting.

        182,810,670 votes were cast in favor of the appointment of Deloitte & Touche as the Company's independent auditors, 64,152 votes were cast against the appointment and votes were withheld with respect to 30,319 shares present at the meeting.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1 Financial Data Schedule.


(b) On July 25, 2001, Webvan filed a report on Form 8-K with the Securities and Exchange Commission, under Item 5 of that Form, with respect to the announcement of the signing of a definitive agreement for the acquisition of HomeGrocer.com, a Washington corporation, pursuant to an Agreement and Plan of Reorganization dated as of June 25, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WEBVAN GROUP, INC.
                                (Registrant)


                                By: /s/ Robert H. Swan
                                   ---------------------------------------------
                                    Robert H. Swan

                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)




Date:  July, 25, 2000

                                 EXHIBIT INDEX

Exhibit #      Description
---------      -----------

  27.1         Financial Data Schedule