Form 10-Q
period 2000-09-30
WEBVAN GROUP INC
filed 2000-11-14
CIK 1092657

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

        As of September 30, 2000, there were 475,990,109 shares of the Registrant's common stock, par value $0.0001, outstanding.



                               WEBVAN GROUP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

           (a) Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

           (b) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2000 and September 30, 1999

           (c) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and September 30, 1999

           (d) Notes to Unaudited Condensed Consolidated Financial
Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Factors That May Affect Future Results

Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 4. Submission Of Matters To A Vote Of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       WEBVAN GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                                          September 30, 2000    December 31, 1999
                                                                          ------------------    -----------------
Assets
     Current Assets:
         Cash and Equivalents                                                 $   117,765          $    60,220
         Marketable Securities                                                    259,174              578,561
         Inventories                                                               11,983                1,508
         Related Party Receivable                                                     756                  320
         Prepaid Expenses and Other Current Assets                                 21,766                3,678
                                                                              -----------          -----------
                Total Current Assets                                              411,444              644,287
     Property, Equipment and Leasehold Improvements, Net                          333,170               99,978
     Deposits and Other Long Term Assets                                           48,470               13,528
     Other Intangibles Assets                                                      32,867                   --
     Goodwill, Net                                                                906,208                   --
                                                                              -----------          -----------
Total Assets                                                                  $ 1,732,159          $   757,793
                                                                              ===========          ===========

Liabilities and Shareholders' Equity
     Current Liabilities:
         Accounts Payable                                                     $    36,230          $    18,333
         Accrued Liabilities                                                      126,829               16,030
         Current Portion of Long-term Obligations                                  12,718                4,306
                                                                              -----------          -----------
                Total Current Liabilities                                         175,777               38,669
     Long-term Obligations                                                         40,375               12,147
     Redeemable Common Stock                                                           --                1,725
     Shareholders' Equity:
         Common stock, $.0001 par value;  800,000 shares
           authorized; 475,990 and 321,582 issued and outstanding
           at September 30, 2000 and December  31, 1999, respectively                  48                   32
         Additional Paid-in Capital                                             2,013,217              964,536
         Deferred Compensation                                                    (57,810)             (99,178)
         Accumulated Deficit                                                     (439,567)            (159,413)
         Accumulated Other Comprehensive Income (Loss)                                119                 (725)
                                                                              -----------          -----------
                Total Shareholders' Equity                                      1,516,007              705,252
                                                                              -----------          -----------
Total Liabilities and Shareholders' Equity                                    $ 1,732,159          $   757,793
                                                                              ===========          ===========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                       WEBVAN GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                                  Three Months                          Nine Months
                                                                Ended September 30,                  Ended September 30,
                                                             2000               1999              2000               1999
                                                         ---------          ---------          ---------          ---------
 Gross Sales                                             $  53,989          $   3,858          $  98,655          $   4,257
 Promotional Discounts and Allowances                        1,932                 17              4,390                 21
                                                         ---------          ---------          ---------          ---------
 Net Sales                                                  52,057              3,841             94,265              4,236
 Cost of Goods Sold                                         37,509              3,491             69,956              3,910
                                                         ---------          ---------          ---------          ---------
 Gross Profit                                               14,548                350             24,309                326
                                                         ---------          ---------          ---------          ---------

 Sales and Marketing Expenses                               13,990              3,926             29,895              6,255
 Development and Engineering Expenses                        8,176              4,330             19,164             10,638
 General and Administrative Expenses                        77,887             45,157            174,769             68,124
 Amortization of Goodwill and Intangibles                   13,962                 --             13,962                 --
 Amortization of Deferred Compensation                      13,137              9,590             47,631             13,543
 Restructuring Charges                                      40,810                 --             40,810                 --
                                                         ---------          ---------          ---------          ---------
    Total Expenses                                         167,962             63,003            326,231             98,560
                                                         ---------          ---------          ---------          ---------

 Interest Income                                             5,841              3,017             22,464              4,658
 Interest Expense                                              400                801                696              1,995
                                                         ---------          ---------          ---------          ---------
 Net Interest Income                                         5,441              2,216             21,768              2,663
                                                         ---------          ---------          ---------          ---------

 Net Loss                                                $(147,973)         $ (60,437)         $(280,154)         $ (95,571)
 Unrealized Gain (Loss) on Marketable Securities            (2,195)                81                844                 22
                                                         ---------          ---------          ---------          ---------

 Comprehensive Loss                                      $(150,168)         $ (60,356)         $(279,310)         $ (95,549)
                                                         =========          =========          =========          =========

Basic and Diluted Net Loss Per Share                     $   (0.40)         $   (0.88)         $   (0.82)         $   (1.57)
                                                         =========          =========          =========          =========

Shares Used In Calculating Basic and
  Diluted Net Loss Per Share                               366,547             68,339            340,400             60,929
                                                         =========          =========          =========          =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                       WEBVAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                Nine Months           Nine Months
                                                                   Ended                  Ended
                                                             September 30, 2000    September 30, 1999
                                                             ------------------    ------------------
Cash Flows From Operating Activities:
Net Loss                                                        $  (280,154)         $   (95,571)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                                   32,747                4,933
     Accretion on redeemable common stock                                29                  339
     Amortization of deferred compensation                           47,631               13,543
     Restructuring charges                                           40,488                   --
     Stock compensation                                               2,070               30,786
     Changes in operating assets and liabilities:
       Inventories                                                   (3,174)              (1,313)
       Prepaid and other current assets                              (7,165)              (1,587)
       Accounts payable                                               3,709                  534
       Accrued liabilities                                          (11,098)               4,001
       Deferred rent                                                  1,224                  229
                                                                -----------          -----------
    Net cash used in operating activities                          (173,693)             (44,106)
                                                                -----------          -----------

Cash Flows From Investing Activities
Purchases of property, equipment and leasehold
   improvements                                                    (184,333)             (34,856)
Cash acquired from business combination                             101,064                   --
Maturities/(Purchases) of marketable securities                     330,772             (252,722)
Purchases of investments                                             (2,000)                (500)
Deposits and other assets                                            (7,191)              (2,649)
Restricted cash                                                      (4,405)              (1,697)
                                                                -----------          -----------
    Net cash provided by (used in) investing activities             233,907             (292,424)
                                                                -----------          -----------

Cash Flows from Financing Activities
Repayment of long-term debt                                          (2,744)              (2,387)
Proceeds from capital lease financing                                    --                2,200
Repayment of capital lease obligations                                 (493)                (360)
Net proceeds from Series B preferred stock                               --                   11
Net proceeds from Series C preferred stock                               --               73,125
Net proceeds from Series D preferred stock                               --              274,900
Shareholder note receivable                                          (2,260)                  --
Proceeds from restricted common stock issued                          2,828                1,593
                                                                -----------          -----------
    Net cash provided by (used in) financing activities              (2,669)             349,082
                                                                -----------          -----------

Net Increase in Cash and Equivalents                                 57,545               12,552
Cash and Equivalents, Beginning of Period                            60,220               13,839
                                                                -----------          -----------
Cash and Equivalents, End of Period                             $   117,765          $    26,391
                                                                ===========          ===========

Acquisition of HomeGrocer Net Assets:
  Tangible assets acquired                                         (123,112)
  Intangible assets acquired                                       (953,064)
  Liabilities assumed                                               135,996
  Common stock issued                                             1,041,244
                                                                -----------
  Cash acquired from acquisition                                $   101,064
                                                                ===========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                      WEBVAN GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (INFORMATION AS OF SEPTEMBER 30, 2000 FOR THE THREE
                             AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999)

           1. Condensed Consolidated Financial Statements. The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the interim periods indicated. The results of operations covered are not necessarily indicative of the results to be expected for the future quarters or for the year ending December 31, 2000. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto of Webvan Group, Inc. for the year ended December 31, 1999, which are included in Webvan Group's Form 10-K filed with the Securities Exchange Commission.

           2. Net Loss per share. Webvan computes net loss per share of common stock in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):

                                      Three Months                     Nine Months
                                   Ended September 30,              Ended September 30,
                                2000               1999         2000                  1999
                               -------------------------       ---------------------------
Net Loss (Numerator)
 basic and diluted         ($147,973)        ($60,437)        ($280,154)          ($95,571)
Shares(Denominator)        ----------        ---------        ----------          ---------
         Weighted average

common shares outstanding            372,873             87,660             346,112             85,681

Weighted average
common shares
outstanding and
subject to repurchase                 (6,327)           (19,321)             (5,712)           (24,752)
                                      -------           --------             -------           --------
SHARES USED IN
 Computation, basic
 and diluted                         366,546             68,339             340,400             60,929
                                     =======             ======             =======             ======
Net Loss per share basic
 and diluted                        ($   .40)           ($  .88)           ($   .82)           ($ 1.57)
                                    =========           ========           =========           ========

           3. Restructuring Charge. During the quarter ended September 30, 2000, the Company recorded a restructuring charge of $40.8 million to account for estimated costs in connection with its recently modified rollout schedule. Based upon the fact that the Company had incurred certain construction costs and real estate obligations in markets in which HomeGrocer has existing operations, the Company has suspended its plans to enter these locations as well as certain other locations, thereby incurring a write down of certain construction in progress assets, as well as incurring liabilities to exit certain real estate obligations. The Company is currently evaluating the affected sites and is pursuing the most economical option, including subleasing or terminating the respective leases. The Company anticipates such activities related to completing the real estate transactions will be substantially completed by the end of the second quarter of 2001. Of the $40.8 million charge, $24.6 million pertained to writing down construction in progress assets and $14.6 million pertains to the anticipated cost of exiting real estate obligations. The Company recorded a liability of $15.7 million for payments due against the restructuring charge, of which, $15.4 million remained due as of September 30, 2000.

           4. Acquisition of HomeGrocer, Inc. On September 5, 2000, the Company completed its merger with HomeGrocer, Inc., an Internet retailer of groceries and other general merchandise, with home delivery. Under the terms of this merger, the Company issued 138.3 million shares of common stock in exchange for all of HomeGrocer's common stock outstanding. Webvan exchanged 1.07605 shares of its common stock for each share of HomeGrocer common stock. In addition, all outstanding HomeGrocer stock options were converted at the same factor into options to purchase approximately 19.6 million shares of Webvan common stock. The total purchase price was approximately $1,044 million. The purchase price in excess of identified tangible and intangible assets was approximately $919 million, which was recorded as goodwill, and is being amortized on a straight line basis over 5 years. The merger was accounted for under the purchase method of accounting.

 The total purchase cost of the HomeGrocer merger is as follows (in thousands):


         Value of Common Stock Issued                                                      996,513
         Assumption of HomeGrocer Common Stock options                                      44,731
         Transaction Costs and Expenses                                                      2,767
                                                                                       -----------
         Total Consideration                                                           $ 1,044,011
                                                                                       ===========
In connection with the acquisition, the fair value of assets and liabilities acquired were as follows (in thousands):

         Cash, receivables and other current assets                                    $   129,021
         Property, plant and equipment and other non current assets                         94,691
         Note receivable from stockholder                                                    3,231
         Goodwill and other intangible assets                                              953,064
         Current liabilities assumed                                                      (108,450)
         Long-term liabilities assumed                                                     (27,546)
                                                                                       -----------
         Net Assets Acquired                                                           $ 1,044,011
                                                                                       ===========

The following table presents pro forma combined revenues, net income and earnings per share for Webvan Group, Inc. as if the merger had been consummated at the beginning of the periods presented, under the purchase accounting method.


                                                     Three Months Ended                        Nine Months Ended
                                                       September 30,                              September 30,
                                                  2000                  1999                2000                1999
                                                 -----------------------------            -----------------------------
(in millions, except per share amount)
Revenues                                          $  82.3             $   9.5             $ 175.5             $  15.1
Net Loss                                         ($ 225.5)           ($ 127.5)           ($ 548.4)           ($ 276.9)
Net Loss per Share
 Basic and Diluted                               ($   .49)           ($  1.52)           ($  1.21)           ($  3.69)


         The pro forma net loss includes the impact of amortization of goodwill of $50.2 million for the quarters ended September 30, 2000 and 1999, and $150.6 million for the nine month periods ended September 30, 2000 and 1999.

         The pro forma combined consolidated financial data does not reflect any cost savings anticipated as a result of the merger and is not indicative of actual results of the combined entities had the merger been consummated at the beginning of the periods presented, nor is it necessarily indicative of future results of operations.

         5. Recently issued Accounting Standards. In July 2000, the Emerging Issues Task Force released EITF 00-10, Accounting for Shipping and Handling Fees and Costs. This issue addresses the income statement classification for shipping and handling fees by companies that record revenue based on the gross amount billed to customers. The Task Force reached a consensus that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. The consensus is required to be applied in the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to comply with the classification guidelines of this Issue. Management will adopt this standard in the fourth fiscal quarter of its fiscal year ended December 31, 2000. Management does not believe that EITF 00-10 will have a material impact as a result of adopting the guidelines of this standard.

         In May 2000, the Emerging Issues Task Force reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. The issue addresses the accounting for sales incentives by vendors without charge to customers that can be used in a single exchange transaction. For example, certain promotional costs, such as those relating to coupons, must be recorded as a reduction in revenue. Webvan reclassified $18,000 and $22,000 of promotional costs previously included in sales and marketing expense as a reduction to revenues for the quarter and nine months ended September 30, 1999. For the nine months ended September 30, 2000, $2.5 million was reclassified related to the first two fiscal quarters to comply with this pronouncement.

         In June 1998, the FASB issued SFAS No. 133 "Accounting Derivative Instruments and Hedging Activities" which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. Webvan will adopt this statement in its first fiscal quarter of its fiscal year ending December 31, 2001. Management is completing its assessment of the implications of adopting this new standard, and does not anticipate any material impact to its financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         Webvan Group, Inc., or Webvan, is an Internet retailer offering delivery of consumer products through an innovative proprietary business design which integrates its Webstore, facility and delivery system. Webvan's current product offerings are principally focused on food, non-prescription drug products and general merchandise, such as housewares, pet supplies and books.

         Webvan was incorporated in December 1996 as Intelligent Systems for Retail, Inc. In April 1999, Webvan changed its name to Webvan Group, Inc. Webvan commenced its grocery delivery service in May 1999 on a beta test basis to approximately 1,100 persons and commercially launched its Webstore on June 2, 1999. For the period from inception in December 1996 to June 1999, its primary activities consisted of raising capital, recruiting and training employees, developing its business strategy, designing a business system to implement its strategy, constructing and equipping its first distribution center and developing relationships with vendors. Since launching its service in June 1999, Webvan has continued these operating activities and has also focused on building sales momentum, establishing additional vendor relationships, promoting its brand name, enhancing its distribution, delivery and customer service operations and construction of additional distribution centers. In connection with Webvan's acquisition of HomeGrocer,Webvan has also been focused on issues relating to the integration of the HomeGrocer business and operations. Webvan's cost of sales and operating expenses have increased significantly since inception, reflecting the costs associated with Webvan's formation and larger sales volumes, as well as increased efforts to promote the Webvan brand, build market awareness, attract new customers, recruit personnel, build out its facilities, refine and modify its operating systems and develop its Webstore and associated systems that Webvan uses to process customers' orders and payments.

         Webvan's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. These risks for Webvan include an unproven business system and its ability to successfully manage growth. To address these risks, Webvan must, among other things:

- develop and increase its customer base and the frequency with which customers order from Webvan;

- implement and successfully execute its business and marketing strategy;

- continue to develop, test, increase the capacity of and enhance its Webstore, order fulfillment, transaction processing and delivery systems;

-          respond to competitive developments; and

-          attract, retain and motivate quality personnel.

         Since its inception, Webvan has incurred significant losses, and as of September 30, 2000, Webvan had an accumulated deficit of $440 million. Webvan incurred net losses of $280.2 million in the nine months ended September 30, 2000, including a restructuring charge of $40.8 million in connection with its recently modified rollout schedule. Additionally, net losses were $144.6 million and $12.0 million in the years ended December 31, 1999 and 1998, respectively. Webvan has accounted for the HomeGrocer acquisition based upon the purchase accounting method, meaning that its results of operations for the three months ended September 30, 2000 include the combined results of HomeGrocer for the 25 days following the effective date of the merger.

         As of September 30, 2000 Webvan's prototype distribution center in Oakland, California was operating at less than 40% of the capacity for which it was designed. Webvan does not expect any of its distribution centers to operate at designed capacity for several years following their commercial launch, and Webvan cannot assure you that any distribution center will ever operate at or near its designed capacity. There can be no assurance that Webvan's average order size will not decline significantly in future periods.

         Webvan believes that its success and its ability to achieve profitability will depend on its ability to:

           - substantially increase the number of customers and its average order size;

           - ensure that its technologies and systems function properly at increased order volumes;

           - realize repeat orders from a significant number of customers;

           - achieve favorable gross and operating margins and, to this end, increase distribution center operations and delivery operations productivity; and

           - successfully integrate the HomeGrocer business and operations.

To meet these challenges, Webvan intends to continue to invest in marketing and promotion, distribution facilities and equipment, technology and personnel. As a result, Webvan expects to incur substantial operating losses for the foreseeable future. In addition, Webvan's limited operating history makes the prediction of future results of operations difficult, and accordingly, Webvan cannot assure you that it will achieve or sustain revenue growth or profitability.

         In connection with grants of stock options, Webvan has recorded deferred compensation which amounted to $99.2 million as of December 31, 1999 and is being amortized over the four year vesting periods using the multiple grant approach amortization method. Amortization expense for the nine months ended September 30, 2000 was $47.6 million. Deferred compensation represents the difference between the deemed fair value and option exercise price as determined by Webvan's Board of Directors on the date of grant. Deferred compensation is included as a component of shareholders' equity.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET SALES

         Net sales consist of the sale of groceries and other products Webvan sells, net of returns, discounts and allowances. Net sales were $52.1 million and $94.3 million for the three and nine month periods ended September 30, 2000 as compared to $3.9 million and $4.2 million for the three and nine month periods ended September 30, 1999. Net sales in the quarter ended September 30, 2000 include approximately $13.3 million from the operations acquired from HomeGrocer as of September 5, 2000. For the quarter ended September 30, 2000, Webvan adopted EITF 00-14, Accounting for Certain Sales Incentives. As such, net sales for the three and nine month periods ended September 30, 2000 include a charge for sales promotions of $1.9 million and $4.4 million respectively. When combined with HomeGrocer, Webvan's average order size was approximately $103 and $102 for the three and nine months periods ended September 30, 2000 versus approximately $89 and $92 for these periods for the prior year excluding effect of EITF 00-14.

COST OF GOODS SOLD

         Cost of goods sold includes the cost of the groceries and other products Webvan sells, adjustments to inventory and payroll and related expenses for the preparation of its home replacement meals, offset by certain vendor promotional funds. Cost of goods sold were $37.5 million and $70.0 million for the three month and nine month periods ended September 30, 2000 as compared to $3.5 million and $3.9 million for the comparable periods in the prior year. The Company's gross profit as a percentage of net sales, after taking into account the effect of EITF 00-14, was 27.9% for the three months ended September 30, 2000 and 25.8% for the nine months ended September 30, 2000. Gross profit is expected to fluctuate as a result of a variety of factors, including the product pricing, the level of inventory spoilage related to perishables, and vendor promotional dollars received.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses include the costs of the creative development and placement of advertisements, promotions, public relations, and the payroll and related expenses of headquarters marketing staff. Marketing expenses were $14.0 million for the three months ended September 30, 2000 and $29.9 million for the nine months ended September 30, 2000. This is comparable to $3.9 million and $6.3 million for the three and nine month periods ended September 30, 1999. The external costs of its advertisements and promotions for the three and nine month periods increased to $12.0 million and $26.7 million from $3.0 million and $4.2 million in the comparable prior year periods. Payroll and related expenses increased by $0.3 million for the quarter, and $0.5 million for the comparable nine month period. The Company expects that marketing expenses will not increase significantly for the upcoming quarter.

DEVELOPMENT AND ENGINEERING EXPENSES

           Development and engineering expenses include the payroll and consulting costs for software developers directly involved in programming its computer systems. Software development expenses were $8.2 million and $19.2 million for the three and nine month periods ended September 30, 2000 compared to $4.3 million and $10.6 million for the prior year three and nine month periods. These increases were primarily attributable to increases in the number of employees required for developing, enhancing and increasing the capacity of its Website, order processing, accounting, distribution center and delivery systems. Payroll and related expenses increased to $5.5 million and

$12.9 million for three and nine month periods ended September 30, 2000 from $2.2 million and $4.8 million in the comparable prior year periods. Consulting costs for the three month period decreased to $1.7 million and $4.4 million for the nine month period ended September 30, 2000 from $1.9 million and $5.3 million in the comparable prior year period. Payroll and consulting costs for the September quarter do not include $2.2 million of software development costs that were capitalized. The Company expects that software development expenses will not increase significantly for the upcoming quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include costs related to the fulfillment and delivery of products, real estate, technology operations, merchandising, finance, customer service and professional services, as well as certain non-cash compensation and related expenses. General and administrative expenses increased to $77.9 million and to $174.8 million in the three and nine month periods ended September 30, 2000 from $45.2 million and $68.1 in the comparable prior year periods. These expenses include a $27 million charge incurred in September 1999 related to the hiring of the Company's CEO. Without the impact of this $27 million charge, the increases over the prior year would have been $59.7 million and $133.7 million, respectively, instead of $32.7 million and $106.7 million. $38.4 million and $83.7 million, respectively, pertained to aggregate operating expenses for facilities that have opened as well as for those in their pre-launch phase. Operating expenses for facilities were $49.0 million and $104.3 million for the three and nine month periods ended September 30, 2000 versus $10.6 million and $20.6 million in the comparable prior year periods. At its corporate headquarters, payroll and related costs increased to $15.1 million and $38.3 million for the three and nine month periods ended September 30, 2000 from $4.4 million and $12.8 million in the comparable prior year periods, excluding the $27.0 million impact related to the bonus and options granted to the hiring of the Company's CEO in 1999. Additionally, occupancy charges for its expanded corporate headquarters facilities increased to $3.6 million and $9.5 million for the three and nine month periods ended September 30, 2000 from $0.6 million and $1.3 over comparable prior year periods. The Company expects that general and administrative expenses, including pre-launch facilities expenses, will not increase significantly for the upcoming quarter.

AMORTIZATION OF STOCK BASED COMPENSATION

         Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date certain stock options were granted. During the three and nine months ended September 30, 2000, amortization of stock-based compensation was $13.1 million and $47.6 million, respectively, compared to $9.6 million and $13.5 million for the comparable prior year periods.

AMORTIZATION OF GOODWILL AND INTANGIBLES

         In connection with its acquisition of HomeGrocer, Webvan recognized approximately $919.0 million of goodwill that is being amortized on a straight line basis over five years, in addition to

$34.0 million of other intangible assets which are being amortized over two years. For the quarter and nine month periods ended September 30, 2000, amortization was $14.0 million, representing the period of September 6 through September 30, 2000.

INTEREST INCOME NET

         Interest income, net consists of earnings on its cash and cash equivalents and interest payments on its loan and lease agreements. Net interest income was $5.4 million and $21.8 million for the three and nine months ended September 30, 2000. This is compared to a net interest income of $2.2 million and $2.7 million for the comparable prior year periods. These increases were primarily due to earnings on higher average cash and cash equivalent balances during the quarter as a result of financing activities during the third and fourth quarters of 1999 as well as an increase in the rate of return on cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, Webvan has financed its operations primarily through private sales of preferred stock which through September 30, 1999 totaled $393.6 million (net of issuance costs) and the initial public stock offering of its common stock in November, 1999 which totaled $402.6 million (net of underwriter's discount and other issuance costs). Net cash used in operating activities was $179.1 million for the nine months ended September 30, 2000. Net cash used in operating activities primarily consisted of net losses less amortization of deferred compensation, depreciation and amortization, in addition to decreases in prepaid expenses and accrued liabilities, net of contractor liabilities. Uses were partially offset by an increase in accounts payable.

         Net cash provided by investing activities was $235.1 million for the nine months ended September 30, 2000, of which $330.7 million was provided from the sale of marketable securities, as well as $101.1 million from the acquisition of HomeGrocer. This amount was offset by $183.1 million used for purchases of property and equipment, consisting primarily of leasehold improvements and material handling systems for new distribution centers. The Company wrote off $24.6 million of property & equipment purchased in the nine months ended September 30, 2000 in connection with its restructuring charge resulting from its recently modified rollout schedule.

         Net cash provided by financing activities in the nine months ended September 30, 2000 was $1.6 million. This amount represents proceeds from stock option exercises and certain landlord tenant improvement allowances, offset by repayment of debt. As of September 30, 2000, Webvan's principal sources of liquidity consisted of $117.8 million of cash and cash equivalents and $259.2 million of marketable securities.

         As of September 30, 2000, Webvan's principal commitments consisted of obligations totaling approximately $47.0 million outstanding under capital leases and loans. In addition, Webvan had capital commitments at September 30, 2000 of approximately $60 million principally related to the Baltimore, New Jersey and Seattle facilities. These commitments comprise all of Webvan's anticipated capital expenditures for the 12 month period ending September 30, 2001, assuming no additional facilities are built in 2001. Webvan currently anticipates it would increase its capital expenditures over the twelve months ending September 30, 2001 in connection with the design, construction and equipping of additional facilities to the extent it is able to raise additional capital for such purposes in continuation of its rollout plan. In July 1999, Webvan entered into an agreement with Bechtel Corporation for the construction of up to 26 additional distribution centers over the next three years. Webvan has no obligation under the Bechtel agreement to build any distribution centers and, consequently, no capital commitment under the agreement until Webvan determines to proceed with the build out of a particular distribution center. Webvan currently has no plans to build any additional facilities in 2001 and, consequently, has no additional capital commitment under the Bechtel agreement.

         Webvan currently anticipates that its available funds will be sufficient to meet its anticipated capital needs to fund operations and capital expenditures through the period ending June 30, 2001. Webvan also currently anticipates that it will be required to raise additional capital to fund operations for the period beginning after June 30, 2001, and that it will require approximately $80 to $100 million to fund operations through December 31, 2001. Webvan cannot be certain that additional financing will be available on favorable terms when required, or at all. If Webvan is not able to obtain such capital, it will take actions to conserve its cash balances, including delaying the launch of its Baltimore and New Jersey operations, significantly reducing its operating expenses, or downsizing its corporate headquarters staff.


         Webvan's future capital needs will be dependent on the success of Webvan's facilities in the coming fiscal periods. Thus, any projections of future cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its liquidity requirements, Webvan will be required to sell additional equity or debt securities, or obtain a line of credit or take such actions necessary to conserve its cash balances.



FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company including statements related to the timing and amount of our capital expenditures and financing needs, the expected changes in the Company's future operating expenses, the designed capacity of our distribution centers, the time required for a distribution center to operate at designed capacity, and the economics of a distribution center including its, average order size, orders processed per day, and cash flow potential. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgement of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the risk related factors described above and set forth below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Webvan undertakes no obligation to update forward-looking statements. Webvan recently completed its acquisition of HomeGrocer.com, Inc. by merger and the risk factors below relate to the combined entity.

WEBVAN IS AN EARLY-STAGE COMPANY OPERATING IN A NEW AND RAPIDLY EVOLVING MARKET.

         Webvan was incorporated in December 1996. From 1997 through May 1999, Webvan was focused on developing its Webstore and constructing and equipping its first distribution center serving the San Francisco Bay Area. Webvan did not begin commercial operations in the San Francisco Bay Area until June 1999, in Atlanta until May 2000 and in Chicago until August 2000. On September 5, 2000, Webvan acquired HomeGrocer by merger. HomeGrocer began commercial operations in the Seattle area in June 1998, in the Portland, Oregon area in May 1999, in the Southern California area in September 1999 and in San Diego, California and Dallas, Texas areas in May 2000. Webvan's facilities are comprised of distribution centers of approximately 350,000 square feet as well as customer fulfillment centers (or CFCs) of approximately 100,000-125,000 square feet acquired pursuant to the HomeGrocer transaction. Webvan's experience operating multiple facilities commenced, therefore, only recently. Webvan's limited operating history makes an evaluation of its business and prospects very difficult. You must consider Webvan's business and prospects in light of the risks and difficulties Webvan encounters as an early stage company in the new and rapidly evolving market of e-commerce. These risks and difficulties include, but are not limited to:

- a complex business system that is unproven at or near the order volumes for which it is designed;

-          lack of sufficient customers, orders, net sales or cash flow;

-          difficulties in managing rapid growth in personnel and operations;

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

WEBVAN'S BUSINESS SYSTEM IS NEW AND UNPROVEN AT HIGH VOLUMES, AND THE ACTUAL CAPACITY OF WEBVAN'S DISTRIBUTION CENTERS MAY BE LESS THAN THEIR DESIGNED CAPACITY.

           Webvan has designed a new business system which integrates its Webstore, highly automated distribution center and complex order fulfillment and delivery operations. Further, Webvan is in the process of modifying its systems in order to transition the facilities acquired in the HomeGrocer transaction to the Webvan technology platform. Webvan has been delivering products to customers commercially since it began operations from Webvan's Oakland distribution center in June 1999. The average daily volume of orders that Webvan has had to fulfill to date in any distribution center has been significantly below designed capacity of 8,000 orders per day for a distribution center and below, as well, the levels that are necessary for a distribution center to achieve profitability. Although Webvan's initial distribution center was designed to process product volumes equivalent to approximately 18 supermarkets, as of September 30, 2000, that facility was operating at less than 40% of such designed capacity.

           Webvan's average order size in the third quarter was approximately $103, but Webvan cannot assure you that its average order size will remain at current levels or increase in the future. Webvan does not expect any distribution center to operate at designed capacity for several years following its commercial launch, and Webvan cannot assure you that any distribution center will ever operate at or near its designed capacity.

          It is not practicable to test Webvan's system at high volumes except by processing commercial orders. As part of its testing process, Webvan voluntarily limits the number of customer orders accepted in any given delivery window in an effort to ensure that its systems and technologies function properly while maintaining a high level of customer service. Webvan plans to incrementally increase its voluntary limit on orders as Webvan's systems and technologies are proven at each incremental volume level and as the volume of orders justifies deployment of the resources necessary to support such higher volume levels. As a result, the success of Webvan's system in a high order volume environment has yet to be proven. Based on Webvan's operational experiences, Webvan refines and modifies its business systems, operational processes and technologies in connection with the process of scaling its business to its design capacity; such refinements and modifications will continue to be necessary or advisable and the costs associated with them may be material. In addition, new system and technology features developed in response to Webvan's marketing and operational experience have to be integrated into Webvan's systems and technologies. In addition, new system and technology features being developed in order to convert recently acquired HomeGrocer facilities to Webvan's systems and technologies have to be integrated as well. Webvan cannot assure you that its business system will be able to accommodate a significant increase in the number of customers and orders. Webvan also cannot assure you that such an increase in orders will be matched by the productivity increases in Webvan's operational processes that Webvan assumed in the design of its business systems or anticipates in connection with the conversion of its CFC facilities to a Webvan technology platform. Webvan cannot assure you that its initial distribution center or other distribution centers will in fact ever operate at or near designed capacity. If Webvan is unable to effectively accommodate substantial increases in customer orders, Webvan may lose existing customers or fail to add new customers, which would adversely affect its business, net sales and operating margins.

WEBVAN'S BUSINESS SYSTEM IS COMPLEX, AND WEBVAN IS PERIODICALLY AFFECTED BY OPERATIONAL DIFFICULTIES.

         Webvan's business system relies on the complex integration of numerous software and hardware subsystems that utilize advanced algorithms to manage the entire process from the receipt and processing of goods at Webvan's distribution center to the picking, packing and delivery of these goods to customers in delivery windows selected by customers which vary in duration among Webvan's facilities. Webvan has, from time to time, experienced operational "bugs" in its systems and technologies which create system instabilities and which have resulted in order errors such as missing items and delays in deliveries. Webvan's experience to date suggests that new operational bugs in its software and hardware subsystems are likely to be revealed as Webvan increases the order volumes at which its systems are operated. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, computer server or system failures, network outages, software performance problems, power failures or failures to properly maintain software or hardware systems. Webvan expects bugs to continue to occur from time to time, and Webvan cannot assure you that its operations will not be adversely affected. To date, these bugs have been corrected in a short period of time by Webvan employees or contractors or by systems vendors and have not resulted in any long term impact on its operations. In addition, difficulties in implementing refinements or modifications to Webvan's systems have, from time to time, caused Webvan to suffer unanticipated system disruptions, which impair the quality of its service during the period of disruption. The efficient and stable operation of Webvan's business system is critical to consumer acceptance of its service. If Webvan is unable to meet customer demand or service expectations as a result of operational issues, Webvan may be unable to develop customer relationships that result in repeat orders, which would adversely affect its business and net sales.

WEBVAN WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND ITS BUSINESS OPERATIONS IN 2001 AND WEBVAN CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

          Webvan requires substantial amounts of capital to fund its business operations. In addition, the opening of new facilities and the continued development of Webvan's order fulfillment and delivery systems requires significant amounts of capital. The rate at which Webvan's capital is utilized is affected by the pace of its expansion under Webvan's business plan and the extent to which individual existing facilities become profitable on a cash-flow basis. To date no Webvan facility has become profitable on a cash-flow basis and Webvan cannot assure you that any facility will operate at or near levels that are necessary for a facility to become profitable on a cash-flow basis. Since inception, Webvan has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. Webvan continues to evaluate alternative means of financing to meet its needs on terms that are attractive to Webvan. Webvan currently anticipates that its available funds will be sufficient to meet its anticipated capital needs to fund operations and capital expenditures through the period ending

June 30, 2001. Webvan expects that it will need to raise additional capital to fund operations for the period beginning after June 30, 2001, and that it will require approximately $80 to $100 million to fund operations through December 31, 2001. From time to time Webvan has considered and discussed various financing alternatives and expects to continue such efforts to raise additional funds to support its business plan for the latter half of 2001 and beyond. Webvan cannot be certain that additional financing will be available to it on favorable terms when required, or at all. If Webvan is not able to obtain such capital, it will take actions to conserve its cash balances, including, delaying the launch of its Baltimore and New Jersey operations, significantly reducing its operating expenses, or downsizing its corporate headquarters staff. which would have a material adverse effect on its business, financial condition and Webvan's ability to reduce losses or generate profits.

         In the past, Webvan has funded its operating losses and capital expenditures through proceeds form equity offerings and, to a lesser extent, proceeds from debt financing and equipment leases. Changes in equity markets in fiscal 2000 have adversely affected the ability to raise equity financing and may have adversely affected the markets for debt financing and equipment leasing for companies with a history of losses such as Webvan. If Webvan raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and, in light of Webvan's current market capitalization, Webvan's stockholders may experience substantial dilution.

         In July 1999, Webvan entered into an agreement with Bechtel for the construction of up to 26 additional distribution centers over three years. Webvan has no obligation under the Bechtel agreement to build any distribution centers and, consequently, no capital commitment under the agreement until Webvan determines to proceed with the build out of a particular distribution center. Webvan currently has no plans to build any additional facilities in 2001 and, consequently, no capital commitment under the Bechtel agreement.

WEBVAN FACES SIGNIFICANT CHALLENGES IN INTEGRATING ITS FACILITIES WITH THOSE ACQUIRED IN WEBVAN'S MERGER WITH HOMEGROCER, WHICH MAY RESULT IN UNEXPECTED COSTS, TECHNOLOGICAL AND OPERATIONAL DIFFICULTIES AND MARKETING CHALLENGES.

          Webvan completed its acquisition of HomeGrocer on September 5, 2000, acquiring facilities in six markets. These facilities operate on a technology platform and use operational processes which differ materially from the platform and processes used at Webvan's other facilities. Webvan is in the process of integrating the operations and technologies of the two businesses. We cannot assure you that the acquired business will be successfully integrated with our operations and technologies. Webvan cannot assure you that the proposed technology platform integration will improve the operation or financial performance of these recently acquired facilities. Further, the inability to successfully integrate these operations and technologies may result in disruptions in our customers' shopping experience and increased operational costs, each of which could have a material adverse effects on our sales and results of operations. In addition, costs associated with the merger and with successfully integrating operations may prove to be greater than expected, which could have an adverse effect on Webvan's financial condition and available capital resources.

         In addition, the integration of the finance, human resources, sales, marketing and technology groups of Webvan and HomeGrocer is complicated by the existence of geographically distant locations and the difficulty in retaining employees located in Seattle. Our integration efforts could divert the attention of Webvan's management from other business concerns and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of Webvan's business. Further, the process of combining these operation has affected and may continue to affect the ability of Webvan to retain some key employees.

         Webvan's operations depend upon a high degree of technology integration among its Webstore, merchandising, fulfillment and delivery subsystems while the newly acquired HomeGrocer facilities are less automated and use direct delivery rather than a hub and spoke delivery system. Transition to a technology platform that is common to the Webvan business model may prove more costly or take more time than anticipated and will strain Webvan's limited technology resources, which could have a material adverse effect on Webvan's business and results of operations. Webvan also cannot assure you that the proposed technology platform and operational integration will not introduce operational complexities or difficulties that could negatively impact operations and, consequently, adversely affect Webvan's business.

         In addition, in order to be able to offer to its customers in all markets a relatively common service offering, Webvan will be required to maintain or eliminate differences in the particular features of the service offerings of the Webvan and HomeGrocer business models, such as the duration of a delivery window, delivery fees and the selection of grocery and other items offered. The elimination of one or more of these differences in connection with the integration process may adversely impact customer experiences or the productivity of facilities or delivery operations, which could have a material adverse effect on Webvan's business and results of operations. The successful integration of the acquired business will also depend upon Webvan's ability to transition customers whose orders are fulfilled at the newly acquired facilities and who are accustomed to the traditional HomeGrocer brand to a new Webvan website and brand. Webvan cannot assure you that it will successfully be able to transition customers to a new brand, which may have a material adverse effect on Webvan's business and net sales.

WEBVAN'S BUSINESS SYSTEM MAY NOT BE READILY OR COST-EFFECTIVELY REPLICABLE IN ADDITIONAL GEOGRAPHIC MARKETS AND ITS CONTINUED EXPANSION WILL DEPEND IN THE SHORT TERM ON THE AVAILABILITY OF CAPITAL.

         Webvan's business strategy has been focused since its inception on expanding its business by opening additional facilities in new markets to achieve economies of scale and leverage Webvan's significant and ongoing capital investment in its proprietary business system. While this remains an important part of Webvan's long-term business strategy, Webvan recently announced that in order to focus on integration of recently acquired operations, conserve capital and focus on profitability of its existing facilities, it is delaying the opening of its Baltimore and northern New Jersey distribution centers until the second half of 2001 and is delaying until the second quarter of 2001 the transition from its Renton, Washington CFC to its larger distribution center in Kent, Washington. Webvan's continued expansion strategy is dependent upon either raising capital or becoming profitable as well as upon the ability of its proprietary business system and enabling software to be readily replicated to facilitate Webvan's expansion into additional geographic markets on a timely and cost-effective basis. Because Webvan's business system is extremely complex and Webvan has only recently been operating in multiple markets, Webvan has not demonstrated whether its proprietary business system is in fact readily and cost-effectively replicable. Webvan cannot assure you when it will be able to resume its expansion strategy. In order, among other reasons, to conserve capital, the Company recently decided to delay the launch of its larger 350,000 square foot distribution centers in Baltimore, Maryland and northern New Jersey from December 2000 to the second half of 2001, and to delay the transition in the Seattle, Washington area from its CFC in Renton to its larger distribution center in Kent from December 2000 to the second quarter of 2001. If we fail to resume the expansion of our service in new markets in a timely and cost-effective manner, or if the market fails to accept our new services, our future growth will be limited.

         Webvan believes that it can leverage Webvan's investment in, and utilize the capacity of, certain facilities by serving additional markets to the ones in which such facilities are located. Currently, for instance, Webvan is serving the Sacramento, California market from its Oakland facility and the Portland market from its Renton, Washington facility. While Webvan believes that this will allow Webvan to extend its market reach without a corresponding expenditure of capital resources, Webvan cannot assure you that the incremental revenues associated with entry into such additional markets will warrant the corresponding advertising and operational expenses.

         In addition to being able to raise additional capital, Webvan's ability to successfully and cost-effectively replicate its business system in additional geographic markets will also depend upon a number of factors, including:

- the availability of appropriate and affordable sites that can accommodate Webvan's facilities;

- Webvan's ability to successfully and cost-effectively hire and train qualified employees to operate new distribution centers;

- Webvan's ability to develop relationships with local and regional distributors, vendors and other product providers on terms generating appropriate margins;

-        acceptance of Webvan's product and service offerings; and

-        competition.

         The number, timing and cost of opening new facilities are dependent on these factors and are therefore subject to considerable uncertainty. If the replication element of Webvan's expansion strategy fails, Webvan could incur substantial additional operating costs, and delays in or limits to Webvan's continued expansion, which would delay or limit the ability of Webvan to achieve profitability because fewer facilities would be operating to cover headquarters' costs.

WEBVAN HAS LITTLE EXPERIENCE IN MANAGING GEOGRAPHICALLY DIVERSE OPERATIONS.

         With the acquisition of HomeGrocer facilities in six markets and the opening of distribution centers in Atlanta and Chicago, Webvan has only very recently begun operating in more than one region and managing multiple facilities. The success of Webvan's ability to operate in multiple markets will depend upon a number of factors, including:

- Webvan's ability to integrate the operations of new distribution centers and HomeGrocer facilities into its existing operations, including the ability to implement unified marketing and merchandising strategies across multiple markets while being able to cost-effectively respond to inter-market and intra-market differences;

- Webvan's ability to coordinate and manage facilities in multiple, geographically distant locations;

- Webvan's ability to respond to issues specific to other geographic areas, such as adverse seasonal weather conditions that are not present in the Bay Area and market-specific merchandising or marketing requirements; and

- Webvan's ability to establish and maintain adequate management and information systems and financial controls.

         Webvan's failure to successfully address these factors could have a material adverse effect on its ability to successfully handle its recent and any future expansion and on its results of operations.

WEBVAN ANTICIPATES FUTURE LOSSES AND NEGATIVE CASH FLOW.

          Webvan has experienced significant net losses and negative cash flow since its inception. As of September 30, 2000, Webvan had an accumulated deficit of $440 million. Webvan incurred net losses of $280 million in the nine months ended September 30, 2000, including a restructuring charge of $40.8 million related to the HomeGrocer acquisition, and $144.6 million and $12.0 million in the years ended December 31, 1999 and 1998, respectively. Webvan expects to continue to incur significant operating expenses over the next several years in connection with its existing facilities. Webvan also expects significant capital and operating expenses in connection with any future expansion, including:


- the continued expansion and development of operations at Webvan's currently operational facilities;

-        increases in personnel at Webvan's facilities;

- brand development, customer service, marketing and other promotional activities;

- operating losses anticipated to be incurred at each facility until such time as it achieves break even economics;

- the continued development of Webvan's computer network, Webstore, warehouse management and order fulfillment systems and delivery infrastructure;

-        the development of strategic business relationships; and

- the construction of and equipment for new facilities in additional geographic markets;

         At current numbers of customers and orders, the geographic density of customers and the productivity of employees, we are not profitable and cannot predict when or if we will be profitable on a company-wide basis. With respect to individual facilities, Webvan expects that if a distribution center, viewed as a stand-alone business unit without regard to headquarters' costs and certain promotional costs (such as coupons, the accounting treatment for which Webvan has recently changed), is able to successfully operate at expected volume and cost levels, then the distribution center would start to generate positive cash flow beginning in the fifth quarter of operations. Webvan cannot assure you that its distribution centers will be able to successfully operate at expected volume or cost levels, which are dependant upon a number of factors including the productivity of delivery operations and the productivity of Webvan's distribution center employees and operational processes. For instance, Webvan's prototype distribution center in Oakland did not break-even on a cash flow basis in the third quarter of 2000 when it completed its fifth full quarter of operations, and Webvan estimates that order volume would have to increase significantly, by a minimum of forty percent, in the fourth quarter of 2000 from the order level of the month of September to attain this goal. To date no Webvan facility has become profitable on a cash-flow basis and Webvan cannot assure you that its Oakland facility or any facility will operate at or near levels that are necessary for a facility to become profitable on a cash-flow basis.

         As a result of the factors described above, Webvan expects to continue to have operating losses and negative cash flow on a quarterly and annual basis for the foreseeable future. To achieve profitability, Webvan must accomplish the following objectives:

- substantially increase Webvan's number of customers and the number of orders placed by its customers;

-        successfully integrate the HomeGrocer facilities and operations;

- ensure that its systems and technologies function properly at increased volumes;

-        generate a sufficient average order size;

-        achieve favorable gross; and

- achieve favorable operating margins by improving the productivity of facility and delivery operations.

         Webvan cannot assure you that it will be able to achieve these objectives.

          In addition, because of the significant capital and operating expenses associated with any future expansion, Webvan's overall losses will increase significantly from current levels in the event of continued expansion. If Webvan does achieve profitability, Webvan cannot be certain that it would be able to sustain or increase such profitability on a quarterly or annual basis in the future. If Webvan cannot achieve or sustain profitability, Webvan may not be able to meet its working capital requirements, which would have a material adverse effect on its business.

THE SIGNIFICANT CAPITAL INVESTMENT REQUIRED BY WEBVAN'S BUSINESS DESIGN MAY ADVERSELY AFFECT ITS ABILITY TO ENTER ADDITIONAL MARKETS IN A TIMELY AND EFFECTIVE MANNER AND COULD HARM WEBVAN'S COMPETITIVE POSITION.

         Webvan's business design to the extent based on large 350,000 square foot distribution centers requires a significant capital investment of at least $35 million to build and equip distribution centers in the markets in which it seeks to operate. Webvan currently also operates smaller, less technology-intensive CFCs acquired in the HomeGrocer transaction, which it expects would cost at least $8 million to build and equip. Depending upon the performance of these recently acquired HomeGrocer facilities after their conversion to a Webvan technology platform and the results of Webvan's continuing investigation of operational processes in place at these facilities, Webvan believes that its future facilities may be based upon a design that is smaller and less capital intensive than the facilities it had designed, constructed and equipped prior to the HomeGrocer acquisition. Webvan is unable currently to estimate the cost of designing, constructing and equipping new facilities which would incorporate features from both of the two types of facilities it currently operates.

         Webvan's competitors, both on-line and traditional brick and mortar retailers, have developed or may develop systems that are not as highly automated or capital-intensive as Webvan's current facilities or any facilities Webvan may design, construct and equip in the future. This could enable on-line competitors, or traditional retailers using third party online marketing and technology systems, to commence operations in, or through the use of third party delivery services, offer their products in a particular geographic market before Webvan is able to do so, which could harm Webvan's competitive position.

WEBVAN FACES INTENSE COMPETITION FROM TRADITIONAL AND ONLINE RETAILERS OF GROCERY PRODUCTS AND OTHER PRODUCTS.

         The grocery retailing business is extremely competitive. Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers comprise Webvan's principal competition as an on-line grocery retailer, although Webvan also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and drugstore chains. To the extent that Webvan continues to add non-grocery store product categories, local, regional and national retailers in those product categories, as well as online retailers in those product categories, will provide Webvan's competition in those areas. Recently, Safeway, a traditional grocery chain acquired 50% of GrocerWorks.com, an Internet grocer currently serving markets in Texas, and Royal Ahold, the owner of several traditional grocery chains, acquired in excess of 50% of Peapod. In November 1999, Albertson's introduced an Internet-based service in the Seattle region. Publix has announced its intention to offer an Internet-based service in the Atlanta region. Many of Webvan's existing and potential competitors, particularly traditional grocers and retailers such as Safeway, Ahold, Publix and Albertson's and certain online retailers, are larger and have substantially greater resources than Webvan does. Webvan expects this competition in the online grocery and other product categories will intensify in the coming years.

          The number and nature of competitors and the amount of competition Webvan will experience will vary by market area. In other markets, Webvan expects to compete primarily with traditional grocery retailers and other online grocers, including HomeRuns, GroceryWorks, Streamline and Shoplink. The principal competitive factors that affect Webvan's business are location, breadth of product selection, quality, service, price and consumer loyalty to traditional and online grocery retailers. If Webvan fails to effectively compete in any one of these areas, Webvan may lose existing and potential customers which would have a material adverse effect on its business, net sales and operating margins.

IF WEBVAN FAILS TO GENERATE SUFFICIENT FREQUENCY OF ORDERS FROM ITS REPEAT CUSTOMERS AND MARKET PENETRATION, WEBVAN'S BUSINESS AND NET SALES WILL BE ADVERSELY AFFECTED.

         In the online retail industry, customer attrition rates, or the rates at which subscribers cancel a service, are generally high. Webvan depends upon customers to continue to order from Webvan after their initial order is placed, and Webvan competes to retain customers once they have used Webvan's service. Accordingly, Webvan's ability to increase the number of orders placed by its customers is dependant upon Webvan's success not only in getting people to try its service and generating customer accounts, but in converting users into repeat customers who order with sufficient frequency. Even occasional failures of Webvan's systems can cause variations in the levels of its operational execution which are sufficient to materially affect Webvan's ability to retain customers. Webvan cannot assure you that its efforts to convert sufficient numbers of customers into repeat users of Webvan's service will be successful.

         In addition, the success of Webvan's business depends on its ability to establish sufficient levels of market penetration in each market in which Webvan operates. This in turn will depend upon Webvan's ability to achieve customer loyalty by means of a high quality of customer service and operational execution. Webvan cannot assure you as to the levels of penetration it will achieve in any market, and even if Webvan does achieve these levels of penetration, it cannot assure you that it will achieve positive earnings. If Webvan is unable to establish sufficient customer loyalty to achieve market penetration levels or if Webvan experiences significant decreases in repeat customer orders as a percentage of orders delivered, Webvan's business and net sales could be materially adversely affected.

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

WEBVAN MAY FAIL TO ADEQUATELY PREDICT TECHNOLOGY TRENDS.

         New technologies, such as kitchen appliances, hand-held devices and software applications for telephones, are being developed to allow consumers to access the Internet less expensively or more conveniently than with personal computers. Any failure to adequately cost-effectively create systems or enter into strategic relationships that will allow Webvan's website to be accessed by technologies used by consumers to access the Internet would have a material adverse effect on its business and net sales.

WEBVAN'S EFFORTS TO BUILD STRONG BRAND IDENTITY AND CUSTOMER LOYALTY MAY NOT BE SUCCESSFUL.

         Webvan currently does not have strong brand identity outside of the San Francisco Bay Area or strong brand loyalty. Webvan believes that establishing and maintaining brand identity and brand loyalty is critical to attracting consumers and vendors. Furthermore, Webvan believes that the importance of brand loyalty will increase with the proliferation of Internet retailers. In order to attract and retain consumers and vendors, and respond to competitive pressures, Webvan intends to spend substantial sums to create and maintain brand loyalty among these groups. Webvan plans to accomplish this goal through a variety of programs which may include radio, newspaper, online and television advertising campaigns. Webvan believes that advertising rates, and the cost of its advertising campaigns in particular, could increase substantially in the future. In addition, Webvan must continue to invest in the creation of a world class customer service function as a failure of its customer service representatives to promptly respond to customer inquiries and concerns in a helpful manner may negatively impact customer loyalty. If Webvan's branding efforts are not successful or Webvan is unable to provide high quality customer care, Webvan's net sales and ability to attract customers will be materially and adversely affected.

         Promotion and enhancement of the Webvan brand will also depend on Webvan's success in consistently providing a high-quality consumer experience for purchasing groceries and other products. If consumers, other Internet users and vendors do not perceive Webvan's service offerings to be of high quality, or if Webvan introduces new services that are not favorably received by these groups, the value of the Webvan brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of Webvan to one or more of these groups, which could harm Webvan's reputation, reduce its net sales and cause Webvan to lose customers. Promotion and enhancement of the Webvan brand will also depend upon Webvan's success in identifying its website in customers' minds as a website for non-grocery products. Failure of consumers to perceive Webvan as other than an on-line grocery e-tailer may limit Webvan's ability to capitalize on the potential of its facilities infrastructure.

         Webvan has recently redesigned its logo and webstore in an attempt to make its customers' shopping experience easier and more rewarding, with a view to increasing existing customer loyalty and average order size. Webvan cannot assure you that its new logo and redesigned website will enhance its customer shopping experience and result in increases in average order size, purchases of general merchandise products, customer retention or frequency with which customers order from us.

IF WEBVAN IS UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF PRODUCTS FROM APPROPRIATE VENDORS, OR WEBVAN'S RELATIONSHIPS WITH KEY CONSUMER PRODUCTS COMPANIES ARE NOT SUCCESSFUL, WEBVAN'S GROSS MARGINS, AVERAGE ORDER SIZE AND NET SALES WOULD BE ADVERSELY AFFECTED.

         Webvan derives a significant percentage of its net sales of grocery products from high-volume items, well-known brand name products and fresh foods. Webvan sources these products from a network of vendors comprised of manufacturers, wholesalers and distributors. Webvan currently relies on national and regional distributors for a substantial portion of its items. Webvan's gross margins depend not only upon the price at which Webvan is able to purchase products from its largest vendors, but also upon service-level commitments the importance of which stem from Webvan's systems and business model. Webvan cannot assure you that its vendors will do business with Webvan on the basis of terms which are not demanded by the traditional retailers with different systems who comprise almost all of its vendors' business. Webvan also utilizes premium specialty vendors or local sources for gourmet foods, farm fresh produce, fresh fish and meats. From time to time, Webvan may experience difficulty in obtaining sufficient product allocations from a key vendor. In addition, Webvan has entered into strategic relationships with a number of the largest consumer products companies in the U.S. in an attempt to optimize its product marketing, product assortment and supply chain management practices. Webvan cannot assure you that these relationships will prove successful and any failure in this regard would adversely affect the goal of these relationships: to increase average order sizes, improve gross margins and improve customer acquisition and retention. In addition, Webvan's key vendors may establish their own online retailing efforts, which may impact Webvan's ability to get sufficient product allocations from these vendors. Many of Webvan's key vendors also supply products to its online and traditional grocery competitors.

IF WEBVAN IS UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF NON-GROCERY PRODUCTS FROM ITS KEY VENDORS TO MEET CUSTOMER DEMAND, WEBVAN'S NET SALES, RESULTS OF OPERATIONS AND ABILITY TO FULFILL THE "LAST MILE" OF E-COMMERCE WOULD BE MATERIALLY ADVERSELY AFFECTED.

         Webvan must establish and maintain strategic relationships with a number of manufacturers, wholesalers and distributors of non-grocery products in connection with the expansion of the categories of product Webvan expects to offer to its customers. Webvan's ability to secure the rights to sell these products or to secure favorable pricing for these products will depend in part upon vendor perceptions of Webvan as a distribution channel for these products. Webvan cannot assure you that these vendors will view Webvan as a suitable distribution channel for their products or that Webvan will be successful as a distribution channel for a sufficient number of these products. Webvan's inability to offer key product categories at appropriate prices to Webvan's customers would adversely affect Webvan's ability to become, for its customers, the preferred choice for on-line home-delivered purchases.


WEBVAN'S LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT FOR WEBVAN AND FOR FINANCIAL ANALYSTS THAT MAY PUBLISH ESTIMATES OF WEBVAN'S FINANCIAL RESULTS.

         As a result of Webvan's limited operating history, it is difficult to accurately forecast Webvan's total revenue, revenue per facility, gross and operating margins, real estate and labor costs, average order size, number of orders per day and other financial and operating data. Webvan's very limited experience in operating the recently acquired HomeGrocer facilities further complicates Webvan's ability to accurately forecast these financial and operating metrics insofar as they incorporate forecasts relating to these newly acquired operations. Webvan has a limited amount of meaningful historical financial data upon which to base planned operating expenses. Webvan bases its current and future expense levels on its experience since June 1999. Webvan's expenses are dependent in large part upon Webvan's product costs and its fulfillment and delivery costs, which depend in part upon employee productivity and delivery densities. Sales and operating results are difficult to forecast because they generally depend on the growth of Webvan's customer base and the volume of the orders Webvan receives, the mix of products sold, and Webvan's ability to match demand, which fluctuates through each day and among the days of the week, with the resources employed to fulfill that demand. As a result, Webvan may be unable to make accurate financial forecasts and adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. Webvan believes that the difficulties outlined above also apply to financial analysts that may publish estimates of Webvan's financial results. This inability to accurately forecast Webvan's results could cause its net losses in a given quarter to be greater than expected and could cause a decline in the trading price of Webvan common stock.

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

         Webvan expects its quarterly operating results to fluctuate significantly in the future based on a variety of factors. These factors are also expected to affect Webvan's long-term performance. Some of these factors include the following:

- the effect of the availability of capital for the timing of Webvan's expansion plans in additional geographic markets;

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

         Due to all of these factors, Webvan expects its operating results to be volatile and difficult to predict. As a result, quarter-to-quarter comparisons of its operating results may not be good indicators of its future performance. In addition, it is possible that in any future quarter, Webvan's operating results could be below the expectations of investors and any published reports or analyses of Webvan. In that event, the price of Webvan's common stock could decline, perhaps substantially.

IF WEBVAN EXPERIENCES PROBLEMS IN ITS DELIVERY OPERATIONS, WEBVAN'S BUSINESS COULD BE SERIOUSLY HARMED.

         Webvan uses its own couriers to deliver products from Webvan's facilities to its customers. Therefore, Webvan is subject to the risks associated with its ability to provide delivery services to meet Webvan's shipping needs, including potential labor activism or employee strikes, inclement weather, disruptions in the transportation infrastructure, including bridges, roads and traffic congestion. While Webvan strives to maintain high on-time delivery rates and order fulfillment accuracy rates, Webvan has, on occasion, experienced operational "bugs" that have resulted in a high proportion of late deliveries or order fulfillment inaccuracies on particular days. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, computer server or system failures, network outages, software performance problems, power failures or failures to properly maintain software or hardware systems. To date, these bugs have been corrected in a short period of time by Webvan employees or contractors and have not resulted in any long term impact on Webvan's operations. Any material decrease in Webvan's on-time delivery rate or in order fulfillment accuracy would likely have an adverse impact on Webvan's consumer acceptance of its service and may harm its reputation and brand, which could have an adverse impact on Webvan's financial results.

UNION ACTIVITIES AT WEBVAN FACILITIES COULD ADVERSELY AFFECT EMPLOYEE MORALE, PRODUCTIVITY, OPERATING COSTS AND THE ABILITY OF THE COMPANY TO FULFILL AND DELIVER ORDERS.

         Webvan has experienced union solicitation activities at several of its facilities. One labor petition was filed with the National Labor Relations Board with respect to a labor unit at one of its facilities that was subsequently withdrawn. An unfair labor practice claim has been filed with respect to another facility and Webvan expects that it may be dismissed, among other reasons, as being time barred. Webvan expects to continue to experience unionizing activities at one or more of its facilities. These unionizing activities may have an adverse impact on employee morale and productivity and could potentially lead to work stoppages which would adversely impact our ability to fulfill or deliver customer orders. In addition, the success of any of these unionizing activities at one or more facilities could result in higher operating costs, reduced operational flexibility, and reduced employee morale and productivity, which could have a material adverse effect on Webvan's net sales and results of operations.

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

         The loss of the services of one or more of Webvan's key personnel could seriously harm its business. Webvan depends on the continued services and performance of its senior management and other key personnel, particularly George T. Shaheen, Webvan's President and Chief Executive Officer and its senior vice presidents. Webvan's future success also depends upon the continued service of its other officers and other key software development, merchandising, marketing and support personnel. The competition for talented employees in the San Francisco Bay Area is intense and Webvan's ability to retain key employees at its headquarters is a function of a number of factors, some of which are beyond Webvan's control, such as the value of other opportunities perceived to be available in the Bay Area. None of Webvan's officers or key employees (other than one executive officer) is bound by an employment agreement and Webvan's relationships with these officers and key employees are at will. If Webvan does not effectively integrate these employees into its business, or if they do not work together as a management team to enable Webvan to implement its business strategy, or if Webvan is unable to retain them for any reason, Webvan's business will suffer. Additionally, there are low levels of unemployment in the San Francisco Bay Area and in many of the regions in which Webvan plans to operate. These low levels of unemployment have led to pressure on wage rates, which can make it more difficult and costly for Webvan to attract and retain qualified employees. The loss of key personnel, or the failure to attract additional personnel, could have a material adverse effect on Webvan's business and results of operations.

         In addition, Webvan's inability to hire and train qualified employees in accordance with Webvan's schedule for meeting demand at any facility as Webvan scales order volumes at that distribution center could have a negative impact on its ability to attract and retain customers, its revenues and profitability. For instance, Webvan has recently experienced difficulties hiring qualified couriers in the San Francisco Bay Area. Webvan cannot assure you that it will be able to accurately align courier capacity with demand. The failure to do so would adversely affect the profitability of a facility.

WEBVAN MAY NEED TO CHANGE THE MANNER IN WHICH WEBVAN CONDUCTS ITS BUSINESS IF GOVERNMENT REGULATION OF OR CONSUMER ATTITUDES TOWARD THE INTERNET CHANGE OR INCREASE.

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

         Recent developments in the area of online privacy suggest that Webvan will need to continue to carefully evaluate its privacy policy and practices in terms of multiple interests, including (a) Webvan's need to generate customer trust and alleviate customer concerns with respect to the use of customers' personally identifiable information, (b) Webvan's ability to provide customers with more personalized and responsive products and services, and (c) Webvan's formation of relationships with strategic business partners. Webvan cannot assure you that its current or future privacy policy will adequately balance these interests, and any failure to do so could adversely affect Webvan's relationships with its customers or limit its ability to improve and expand its relationships with its business partners.

WEBVAN MAY NEED TO CHANGE THE MANNER IN WHICH WEBVAN CONDUCTS ITS BUSINESS IF REGULATION DIRECTED AT LARGE-SCALE RETAIL OPERATIONS IS DEEMED APPLICABLE TO WEBVAN.

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

WEBVAN MAY INCUR SIGNIFICANT COSTS OR EXPERIENCE PRODUCT AVAILABILITY DELAYS IN COMPLYING WITH REGULATIONS APPLICABLE TO THE SALE OF FOOD PRODUCTS.

         Webvan's facilities are not currently subject to inspection by the United States Department of Agriculture, or USDA. Whether the handling of food items in Webvan's facilities, such as meat and fish, will subject Webvan to USDA inspection in the future will depend on several factors, including whether Webvan sells food products on a wholesale basis or whether Webvan obtains food products from non-USDA inspected facilities. Although Webvan has designed its food handling operations to comply with USDA regulations, Webvan cannot assure you that the USDA will not require changes to Webvan's food handling operations. Webvan will also be required to comply with local regulations regarding the sale of food products, including weights and measures, and health regulations concerning the presentation, preparation and packaging of its prepared meals and other food items. Any applicable federal, state or local regulations may cause Webvan to incur substantial compliance costs, including changes to Webvan's software systems or operational processes, or delay the availability of a number of items at one or more of Webvan's facilities. In addition, any inquiry or investigation from a regulatory authority could have a negative impact on Webvan's reputation. Any of these events could have a material adverse effect on Webvan's business and expansion plans and could cause Webvan to lose customers.

         In addition, Webvan is currently transporting products across state lines in instances where it is utilizing the capacity of certain facilities to serve additional markets. Webvan may expand the number of markets that it serves that cross state lines from the states in which Webvan's facilities are located. The identification of all of the regulations possibly applicable to such interstate commerce is difficult and the applicability of some of these regulations to Webvan's business model is unclear. Webvan cannot assure you that regulatory issues associated with the interstate transportation of certain products will not cause Webvan to incur substantial compliance costs, including changes to Webvan's software systems or operational processes, or delay the availability of a number of items in these markets.

WEBVAN MAY NOT BE ABLE TO OBTAIN REQUIRED LICENSES OR PERMITS FOR THE SALE OF ALCOHOL AND TOBACCO PRODUCTS IN A COST-EFFECTIVE MANNER OR AT ALL.

         Webvan will be required to obtain state licenses and permits for the sale of alcohol and tobacco products in each location in which Webvan seeks to open a facility or markets Webvan seeks to serve. Webvan cannot assure you that it will be able to obtain any required permits or licenses in a timely manner, or at all. Webvan does not currently have a license for alcohol in its Atlanta or Dallas facilities. Webvan may be forced to incur substantial costs and experience significant delays in obtaining these permits or licenses and faces significant regulatory hurdles in this regard. In addition, the United States Congress has enacted legislation that further restricts the interstate sale of alcoholic beverages. Changes to existing laws or Webvan's inability to obtain required permits or licenses could prevent Webvan from selling alcohol or tobacco products in one or more of its geographic markets. Any of these events could substantially harm Webvan's net sales, gross profit and ability to attract and retain customers.

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

WEBVAN'S NET SALES WOULD BE HARMED IF WEBVAN EXPERIENCES SIGNIFICANT CREDIT CARD FRAUD.

         A failure to adequately control fraudulent credit card transactions would harm Webvan's net sales and results of operations because Webvan does not carry insurance against this risk. Webvan may suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, Webvan is liable for fraudulent credit card transactions in part because Webvan does not obtain the cardholder's signature. Because Webvan has had a short operating history, Webvan cannot predict its future levels of bad debt expense.

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

         Webvan's Webstore has experienced in the past and may experience in the future slower response times or disruptions in service for a variety of reasons including failures or interruptions in Webvan's systems. In addition, Webvan's users depend on Internet service providers, online service providers and other web site operators for access to Webvan's Webstores. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to Webvan's systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could have a material adverse effect on Webvan's business and could result in a loss of customers.

         Webvan's communications hardware and certain of Webvan's other computer hardware operations are located at the facilities of AboveNet Communications, Inc. in Santa Clara county, California and at InterNap, Inc. The hardware for the warehouse management and materials handling systems of each distribution center is maintained at that distribution center. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems or cause them to fail completely. For instance, Webvan's webstore has been inaccessible as a result of power failures and other unexpected reasons. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect Webvan's webstore. Webvan's business could be adversely affected if its systems were affected by any of these occurrences. Problems faced by AboveNet or InterNap, with the telecommunications network providers with whom they contract or with the systems by which they allocate capacity among their customers, including Webvan, could adversely impact the customer shopping experience and consequently, Webvan's business. Similarly, power outages on any day at a facility could adversely impact Webvan's ability to fulfill orders from that facility on that day, which would in turn impact customer satisfaction with Webvan's service. Webvan's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in Webvan's systems.

WEBVAN'S STOCK PRICE IS LIKELY TO BE VOLATILE.

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

FUTURE SALES OF WEBVAN COMMON STOCK MAY CAUSE WEBVAN'S STOCK PRICE TO DECLINE.

         If Webvan's stockholders sell substantial amounts of Webvan common stock in the public market, the market price of Webvan common stock could decline. The lock-up agreements entered into by certain significant stockholders in connection with Webvan's recent acquisition of HomeGrocer in respect of approximately 245 million shares expire on March 5, 2001, at which time an additional substantial number of shares of Webvan common stock became eligible for sale in the public market. The market price of Webvan common stock could decline if one or more of Webvan's significant stockholders decides, for any reason, to sell substantial amounts of Webvan stock in the public market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the three months ended September 30, 2000, there were no material changes in the Company's exposure to financial market risk, including changes in interest rates.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Webvan held a special meeting of its stockholders on August 31, 2000, to vote on the proposed issuance of share in connection with the HomeGrocer merger. 278,867,973 votes were cast in favor of the stock issuance, 217,706 votes were cast against the issuance, while votes were withheld with respect to 33,537 shares present at the meeting.

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1 Bylaws, as Amended
         27.1 Financial Data Schedule.
-

(b) On July 25, 2001, Webvan filed a report on Form 8-K with the Securities and Exchange Commission, under Item 5 of that Form, with respect to the announcement of the signing of a definitive agreement for the acquisition of HomeGrocer.com, a Washington corporation, pursuant to an Agreement and Plan of Reorganization dated as of June 25, 2001.

         On September, 13, 2000, Webvan filed a report on Form 8-K with the Securities and Exchange Commission, under Item 5 of that Form, with respect to the announcement of the consummation of the acquisition of HomeGrocer, Inc. and the issuance of 138,303,490 shares of Webvan common stock in connection with the acquisition.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      WEBVAN GROUP, INC.
                      (Registrant)


                      By: /s/ Robert H. Swan
                     ---------------------------------------------
                               Robert H. Swan
                               Chief Operating Officer and Chief
                                Financial Officer
                               (Principal Financial and Accounting Officer)




Date:  November 14, 2000

                                  EXHIBIT INDEX

NO.       DESCRIPTION
----      -----------
 3.1      By-Laws, as amended

27.1      Financial Data Schedule