Form 10-K
period 2000-12-31
WEBVAN GROUP INC
filed 2001-04-02
CIK 1092657

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-K
                               ------------------
(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK,$0.0001 PAR VALUE

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of Webvan as of March 15, 2001, was approximately $44.8 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of March 15, 2001 was 481,397,320.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on June 4, 2001 are incorporated by reference in Part III of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I
   Item 1.   Business...........................................................   3
   Item 2.   Properties.........................................................  11
   Item 3.   Legal Proceedings..................................................  11
   Item 4.   Submission of Matters to a Vote of Security Holders................  12

PART II
   Item 5.   Market for the Registrant's Common Equity and Related Stockhold
              Matters...........................................................  12
   Item 6.   Selected Consolidated Financial Data...............................  12
   Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................  13
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........  33
   Item 8.   Financial Statements...............................................  34
   Item 9.   Changes In and Disagreement With Accountants on Accounting and
              Financial Disclosure..............................................  55

PART III
   Item 10.  Directors and Executive Officers of the Registrant.................  55
   Item 11.  Executive Compensation.............................................  55
   Item 12.  Security Ownership of Certain Beneficial Owners and Management.....  55
   Item 13.  Certain Relationships and Related Transactions.....................  55

PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....  56
Signatures......................................................................  57


                                    PART I

     This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to the timing and amount of our financing needs, the expected changes in Webvan's future operating expenses and the timing and amount of our capital expenditures. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. Such statements reflect the judgement of Webvan as of the date of this annual report on Form 10-K with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on our business, operating results or financial condition. Stockholders are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Webvan Group, Inc. (Webvan) undertakes no obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

     On September 5, 2000, Webvan completed its merger with HomeGrocer, Inc., an Internet retailer of groceries and other general merchandise, with home delivery. Unless otherwise specified herein, all references to Webvan relate to the combined entity.

ITEM 1.   BUSINESS

     Webvan is an Internet retailer offering delivery of consumer products through an innovative proprietary business design that integrates its Webstore, distribution facility and delivery system. Webvan's current product offerings are principally focused on food, non-prescription drug products and general merchandise including housewares, pet supplies, consumer electronics and entertainment products and books.


THE WEBVAN WEBSTORE

     The Webvan Webstore is a user-friendly, informative and personalized web site which enables users to quickly and easily navigate and purchase from a wide selection of items. The Webstore makes the shopping experience easy for the customer by offering them multiple methods for shopping the site. The store directory is divided into intuitively organized categories and allows the customer to quickly and efficiently find items. The Webstore is customized for each facility to present only the products available in that facility. Webvan offers a broad selection of traditional grocery store products and an increasing number of non-grocery store products. Once customers find the item they want, they may add it to the shopping cart or may save it to a shopping list. Customers can also access, for ease of shopping, a special category called "My Personal Market" containing only those products that a customer has already ordered in prior visits to Webvan's Webstore. The shopping cart is always visible on the screen and instantly updates and calculates the order total while the customer shops. Webvan's Webstore promotes brand loyalty and repeat purchases by providing a convenient, easy-to-use experience that encourages customers to return frequently.

     HOME PAGE. Webvan's home page serves as the entry point and gives visitors a glimpse of the products and services available on the site. On Webvan's home page, customers find special offers regarding products and links that showcase specific offers areas of the site.

     BROWSING. Webvan's Webstore displays a store directory which allows visitors to browse through all the categories of products Webvan offers. The categories are intuitively organized into discrete units and enable the user to drill down from general to more specific categories. The browsing tool also enables customers to see all products in a particular category before making a selection, similar to scanning the shelves of a neighborhood store. In addition, each item on the site has an image and many grocery products have nutritional information attached, which further enhances the user experience.

     SEARCHING. Webvan's Webstore contains an interactive, searchable database of products that are or have been available for purchase from the applicable facility. The customer can search based on product type, brand name or category. The search results page displays each relevant item, along with the product category and subcategories.

     PERSONALIZATION AND LISTS. Webvan's Webstore enables a customer to personalize their shopping experience. The site's shopping list feature allows customers to create and retain a personal shopping list in their profiles. Once a list has been created and saved, it can be retrieved and modified at any time, enabling customers to shop and check out in a few minutes. Webvan believes that the personalization of a customer's shopping experience is an important element of Webvan's value proposition and Webvan intends to continue to enhance its personalization services.

     DELIVERY. Customers schedule their delivery by selecting a time-specific delivery window from a grid showing the available delivery windows. Customers are able to schedule a delivery to occur within an available timeframe at least six days after the order is placed. Deliveries are generally made from 6:00 a.m. to 10:00 p.m. from Webvan's facilities though delivery hours are limited on specific days and in markets being served from facilities located in other markets. In addition, Webvan evaluates the appropriate delivery times for particular delivery zones and tailors the delivery windows available for some zones to reflect demand, optimize Webvan's delivery resources, and maximize its service area. Webvan's customers must be at home to accept delivery of high value, perishable or frozen items or regulated products such as alcohol and tobacco. Non-perishable items may be delivered when the customer is not home. While Webvan strives to maintain high on-time delivery rates and order fulfillment accuracy rates, Webvan has, on occasion, experienced operational "bugs" or systems difficulties that have resulted in a high proportion of late deliveries or order fulfillment inaccuracies on particular days. Any material decrease in Webvan's on-time delivery rate or in order fulfillment accuracy would likely have an adverse impact on Webvan's consumer acceptance of its service and on its ability to increase average daily order volume. A prolonged decline in Webvan's on-time delivery rate or in order fulfillment accuracy would have an adverse impact on Webvan's financial results.

TECHNOLOGY AND SYSTEMS

     Webvan has developed a technologically advanced systems platform, which integrates its entire business process. Webvan has built an array of proprietary advanced inventory management, warehouse management, route management and materials handling systems and software to manage the entire customer ordering and delivery flow process. By customizing software systems in the manner required by Webvan's platform and developing proprietary programs and algorithms to integrate these systems into a seamless platform, Webvan's systems are able to manage and track transactions from the Webstore to a customer's front door. Webvan's proprietary order management system and order fulfillment systems communicate between the Webstore and the warehouse allowing instructions to be issued to the various mechanized and manual-pick areas of the facility to ensure the proper fulfillment of orders. Webvan designed the system to utilize a combination of automated conveyors and carousels and manual-pick flow racks in an effort to process orders in the most cost-efficient manner possible. Once a delivery is scheduled, a route planning feature of the system determines the most efficient route to deliver goods to the customer's home. Each aspect of this process is tightly integrated and enables Webvan to provide high quality service to its customers.

     Webvan's software development and engineering expenses were approximately $25.5 million in the twelve months ending December 31, 2000 and $15.2 million and $3.0 million in 1999 and 1998, respectively. Webvan is continuously refining and modifying its systems based on its experience and in an attempt to incorporate additional features that make order processing more efficient and customer experience more rewarding. Webvan outsources most of its physical data center requirements, as Webvan's web and database servers are hosted at AboveNet Communications, Inc. in Santa Clara County, California and at Internap, Inc. in Seattle, Washington. The continued uninterrupted operation of Webvan's Webstore and transaction-processing systems is essential to Webvan's business, and it is the job of Webvan's site operations staff to ensure, to the greatest extent possible, the reliability of Webvan's Webstore and transaction-processing systems.

FACILITIES

     Webvan's facilities are comprised of distribution centers of approximately 350,000 square feet as well as customer fulfillment centers (or CFCs) of approximately 100,000-125,000 square feet acquired pursuant to the HomeGrocer transaction. Each facility is a clean, climate-controlled building segmented into separate ambient, refrigerated and frozen areas that store grocery items at optimal temperatures. Webvan's facilities are located generally in industrially zoned areas, which typically have lower real estate costs than traditional supermarkets located in commercial areas.

     The larger distribution centers are located in Oakland, California (serving the greater San Francisco Bay area and Sacramento markets), Suwanee, Georgia (serving the greater Atlanta market) and Carol Stream, Illinois (serving the greater Chicago market). The smaller CFC's are located in Renton, Washington (serving, in conjunction with a facility located in Wilsonville, Oregon, the greater Seattle and Portland markets), Fullerton and Carson, California (serving, in conjunction with facilities in Azusa and Irvine, California, the greater Los Angeles/Orange County market) and San Diego, California (serving the greater San Diego market).

     Webvan's facilities were designed for the efficient receipt and distribution of products. The facilities provide for a highly flexible inventory selection. This design, using Webvan's integrated software systems and combination of automated materials handling equipment such as carousels and conveyors, and manual-pick flow racks, is intended to provide economies of scale in the process of fulfilling customer orders compared to traditional retail and distribution facilities.

DELIVERY OPERATIONS

     Webvan's facilities serve as the focal point for delivery operations. Orders are collected from the Webstore, routed and managed by each facility, transferred to stations or otherwise delivered directly from the facility to customers' homes. This model enables Webvan to efficiently and cost effectively deliver consumer goods to the home by combining centralized order fulfillment with decentralized delivery. In instances where transfer stations are utilized, Webvan uses temperature-controlled trucks to deliver from the facility to the station and smaller vans to deliver from the station to the home. The stations are strategically positioned throughout a delivery region within approximately 50 miles of a facility, with each serving a geographic zone that typically includes target customer residences within an approximately 25 mile radius from the station. Webvan will vary the number of stations served by a facility to take into account operating expenses as well as the differing densities and order volumes of its customers within the geographic area served by that facility. In addition, Webvan adjusts the particular geographic areas served from any particular station based on the presence and absence of the requisite amount of demand for Webvan's services in a particular area. In doing so, Webvan can consolidate stations in those instances where more than one zone can be efficiently serviced from one station. For, example, Webvan has reduced the number of stations in the San Francisco Bay Area from an original of 12 stations to 7 stations, yet Webvan continues to service the same geographical area. Likewise, in Atlanta, Webvan has reduced the number of stations from 9 stations to 5 stations. Webvan delivers to the customer's door in a smaller van complete with refrigeration equipment to keep chilled and frozen items at temperatures that maintain their quality and freshness. Each customer's order is delivered in environmentally-friendly reusable containers, called totes.

     All of Webvan's couriers are Webvan employees. Webvan utilizes strict hiring standards in choosing couriers and requires each new employee to complete an intensive training program. The courier training lasts two weeks and includes 36 hours of classroom training, 12 hours of driving training and 28 hours of on the job training. Couriers are trained in responsible driving practices, verification procedures related to the sale of alcohol and tobacco products, courtesy and the proper handling of totes and products. Webvan's couriers receive a competitive compensation package, including cash and stock options, and are encouraged to reinforce Webvan's brand and help to create a lasting one-to-one relationship with Webvan's customers. In addition, couriers have been trained to answer questions about the service and handle service issues directly and promptly at the customer's residence. If the customer is not satisfied with the products received, the courier is able to initiate a transaction to credit the customer's bill.

CUSTOMER SERVICE

     Webvan believes that its ability to establish and maintain long-term relationships with its customers and to encourage repeat visits and purchases depends on the strength of Webvan's customer support and service operations and staff. Webvan seeks to achieve frequent communication with and feedback from its customers to continually improve the Webvan service. Webvan offers a number of automated help options as well as an on-line "chat" system that connects customers and customer service representatives on the website and an easy-to-use direct e-mail service to enable customers to ask questions and to encourage feedback and suggestions. Webvan plans to respond to customer e-mail inquiries within 12 hours of the submission and allow for a maximum response time of 24 hours. Webvan's team of customer support and service personnel are responsible for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, deliveries and payments. Webvan recently opened a national customer service center in Las Vegas, Nevada to service all of Webvan's facilities. Users can contact customer service representatives via Webvan's toll free telephone number to ask questions. Webvan's automated customer service function distributes e-mails to customers after registration and after each order is placed.

MARKETING AND PROMOTION

     Webvan's marketing and promotion program is designed to strengthen the Webvan brand name, build strong customer loyalty, maximize repeat usage and purchases, and drive trials of Webvan's service in its markets. Webvan intends to build its brand name and customer loyalty through Webvan's public relations programs, advertising campaigns and promotional activities. Webvan's efforts focus on building credibility with customers and achieving market acceptance for Webvan's services. While Webvan currently advertises primarily with respect to the grocery offerings which stimulates the greatest frequency of contact with Webvan's customers, Webvan also augments such advertising with targeted promotions of its non-grocery offerings consistent with its intent to identify Webvan in its customers' minds as a website where non-grocery products can be purchased. In this regard, Webvan believes that customer reliance on the convenience and reliability of Webvan grocery deliveries to their homes will enable Webvan to sell products in other consumer product categories and ultimately to position Webvan as the preferred choice of customers for purchasing products over the Internet that are delivered to the home. Currently, Webvan offers an array of non-grocery products, or what are often referred to as "Last mile" products, including books, consumer electronics, toys, clothing, DVDs, CDs and pet supplies.

     Webvan is able to provide increasingly targeted and customized services and offerings by using the customer purchasing, preference and behavioral data obtained through the traffic and purchases generated at the Webstore. Webvan also builds brand loyalty though personalized interaction with customers through prompt, professional delivery persons and through use of Webvan delivery vehicles. By offering customers a compelling and personalized value proposition, Webvan's goal is to increase the number of visitors that make a purchase, to encourage repeat visits and purchases and to extend customer retention.

MERCHANTS AND VENDORS

     Webvan sources grocery products from a network of food and drug manufacturers, wholesalers and distributors. Webvan sources other products from a network of manufacturers, distributors and wholesalers. Webvan currently relies on rapid fulfillment from national and regional distributors for a substantial portion of its grocery items. Webvan purchases a number of top grocery brands and high volume grocery items directly from manufacturers. Webvan also utilizes premium specialty suppliers or local sources for gourmet foods, farm fresh produce, fresh fish and meats. Because Webvan covers a broad area and service high volumes from a single point of distribution, Webvan believes that it offers Webvan's suppliers a very efficient product supply model which is reflected in the discounts and pricing Webvan receives. When Webvan selects a new product for purchase, it is entered into the inventory management system and its Webstore. Webvan employs technological replenishment and expiration date controls to manage its grocery inventory and maintain product freshness. As of December 31, 2000, Webvan was purchasing products from approximately 75 distributors and directly from approximately 500 vendors.


COMPETITION

     Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers comprise Webvan's principal competition as an on-line grocery retailer, although Webvan also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and drugstore chains. To the extent that Webvan adds non-grocery store product categories to its offering, local, regional and national retailers in those product categories, as well as online retailers in those product categories, will provide Webvan's principal competition in those areas. Many of Webvan's existing and potential competitors, particularly traditional grocers and retailers and certain online retailers, are larger and have substantially greater resources than Webvan does. Webvan expects this competition in the online grocery and non-grocery areas will intensify as more traditional and online grocery retailers offer competitive services either directly or, in the case of certain traditional grocery retailers, through their affiliates, such as Peapod in the case of Royal Ahold and GrocerWorks.com in the case of Safeway.

     Webvan's facilities operate in the San Francisco Bay Area, Sacramento, Atlanta, Chicago, Los Angeles/Orange County, Seattle, Portland and San Diego markets. In these markets, Webvan competes primarily with traditional grocery retailers and with several online grocery companies, including Peapod, PDQuick and Albertsons.com. The number and nature of competitors and the amount of competition Webvan will experience will vary over time and by market area. Many of the online grocery retailers charge membership, delivery or service fees, and often offer their goods at a premium to traditional supermarkets.

     The principal competitive factors that affect Webvan's business are location, breadth of product selection, quality, service, convenience, price and consumer loyalty to traditional and online grocery and non-grocery retailers. In the grocery business, Webvan believes that they compete favorably with respect to each of these factors as compared to other online grocery retailers. However, many traditional grocery retailers may have substantially greater levels of consumer loyalty and serve many more locations than Webvan currently does. In addition, while Webvan's experience to date shows that in each market there are an initial number of customers who are attracted to an online service for the regular purchase of their groceries and that many other individuals will try an online service once or twice, Webvan's primary challenge is to change customer shopping habits so that customers order regularly from Webvan, and not shop at the traditional supermarket. As Webvan expands into additional product categories, Webvan's ability to attract and retain customers for these products will be a function of the same competitive factors. If Webvan fails to compete effectively in any one or more of these areas, Webvan may lose existing and potential customers, which could materially harm Webvan's business.

GOVERNMENT REGULATION

     In addition to regulations applicable to businesses generally or directly applicable to electronic commerce, Webvan is subject to a variety of federal state and local regulations concerning the handling, sale and delivery of food, alcohol and tobacco products. Compliance with applicable federal, state or local regulations may cause Webvan to incur substantial costs, including costs resulting from required changes to Webvan's software systems or operational processes, or delay the availability of a number of items at one or more of its distribution centers. In addition, any inquiry or investigation from a food regulatory authority could have a negative impact on Webvan's reputation. Any of these events could have a material adverse effect on Webvan's business and expansion plans and could cause Webvan to lose customers.

     Webvan will be required to obtain state, and in some cases county or municipal licenses and permits for the sale of alcohol and tobacco products in each location in which Webvan seeks to open a facility. Given the complexity of these regulations governing the issuance of these permits and licenses and the fact that most were enacted prior to the existence of an Internet-based sales model, Webvan cannot assure you that it will be able to obtain any required permits or licenses in a timely manner, or at all. Webvan may be forced to incur substantial costs and experience significant delays or inability in obtaining these permits or licenses. For instance, Webvan does not have an alcohol license in Atlanta for its facility, and recent attempts by Webvan and others to have legislation enacted to permit such a license have failed. Changes to existing laws or Webvan's inability to obtain required permits or licenses could prevent Webvan from selling alcohol or tobacco products in one or more of its geographic markets or a portion of those markets where a market extends over two or more licensing jurisdictions. Any of these events could substantially harm Webvan's net sales, gross profit and ability to attract and retain customers.

     From time to time, state and local governments may consider legislation that impacts large-scale retailers in a manner designed to limit the ability of such large scale retailers from impacting smaller, often locally owned and operated, retailers. For instance, in 1999, the Governor of California vetoed legislation which would have prohibited a public agency from authorizing retail store developments exceeding 100,000 square feet if more than a small portion of the store were devoted to the sale of non-taxable items, such as groceries. While it is not clear whether Webvan's operations would be considered a retail store for purposes of this kind of legislation, Webvan cannot assure you that other state or local governments will not seek to enact similar laws or that Webvan would be successful if forced to challenge the applicability of this kind of legislation to Webvan's distribution facilities. The expenses associated with any challenge to this kind of legislation could be material. If Webvan is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause Webvan to incur additional expenses or alter its business model. In addition, because of the increasing popularity of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet and e-commerce that could adversely affect the manner in which Webvan conducts its business. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Congress and several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. The adoption of consumer protection laws, regulations or guidelines could create uncertainty in web usage, reduce the demand for Webvan's products and services and, possibly, limit Webvan's ability to share data with its business partners, which could adversely affect the price at which those entities are willing to engage in business with Webvan.

     Webvan is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of these laws were adopted prior to the wide use of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market place. This uncertainty could reduce demand for Webvan's services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

INTELLECTUAL PROPERTY

     Webvan regards patent rights, copyrights, service marks, trademarks, trade secrets and similar intellectual property as important to its success. Webvan relies on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect Webvan's proprietary rights; however, the steps Webvan takes to protect its proprietary rights may be inadequate. Webvan has filed trademark registration applications, including for the marks "WEBVAN," "WEBVAN.COM and `grocery bag' logo," the Webvan "WV" logo, "WEBVANEXPRESS," "WEBVANXPRESS," "HOMEGROCER," "HOMEGROCER.COM and `peach' logo" and the HomeGrocer "peach" logo. Webvan currently has no patents protecting its technology. From time to time, Webvan has filed and expects to file patent applications directed to aspects of its proprietary technology. Webvan cannot assure you that any of these applications will be approved, that any issued patents will protect its intellectual property or that any issued patents or trademark registrations will not be challenged by third parties. In addition, other parties may independently develop similar or competing technology or design around any patents that may be issued to Webvan.

EMPLOYEES

     As of December 31, 2000, Webvan had approximately 4,476 full-time employees consisting of approximately 129 in software development, approximately 509 in operations, administration and customer service, approximately 133 in merchandising and marketing and approximately 3,705 at Webvan's facilities.
None of Webvan's employees are represented by a labor union.

EXECUTIVE OFFICERS

     Our executive officers and certain information about them as of March 15, 2000 are as follows:

       Name                        AGE               POSITION(S)

George T. Shaheen                   56    President, Chief Executive Officer and
                                          Chairman of the Board

Robert H. Swan                      40    Chief Financial Officer and Chief
                                          Operating Officer

F. Terry Bean                       53    Senior Vice President, Human Resources

     George T. Shaheen has served as President and Chief Executive Officer and as a member of the Board of Webvan since September 1999. In September 2000, he was elected Chairman of the Board of Directors. Prior to joining Webvan, he had been the managing partner and chief executive officer of Andersen Consulting, a global consulting firm, since the firm became an independent unit in 1989. He joined Andersen Consulting in 1967 and became a partner in 1977. From 1980 to 1985, he oversaw the consulting practice for North and South Carolina before heading the Northern California Consulting practice based in San Francisco. Prior to becoming managing partner and chief executive officer of Andersen Consulting, Mr. Shaheen was managing partner of the Southeast U.S. Region and North American practices. In addition, he was the practice director for Japan and the Pacific Northwest. Mr. Shaheen is also a director of Siebel Systems, Inc., a software company. He is on the Board of Trustees at Bradley University and is a member of the Board of Advisors for the Northwestern University J.L. Kellogg Graduate School of Business. Mr. Shaheen received a bachelor's degree in marketing and a master's degree in finance from Bradley University.

     Robert H. Swan has served as Chief Financial Officer since February 2000; from October 1999 until February 2000 he served as Vice President, Finance of Webvan. In September 2000 he was named Chief Operating Officer for Webvan. From September 1985 to October 1999, Mr. Swan held a variety of positions at General Electric Company, most recently as Vice President, Finance and Chief Financial Officer of GE Lighting. From January 1997 to June 1998, Mr. Swan served as Vice President, Finance of GE Medical Systems in Europe. From October 1994 to January 1997, Mr. Swan served as Chief Financial Officer of GE Transportation Systems. From May 1988 to October 1994, Mr. Swan held several assignments with GE's Corporate Audit Staff. Mr. Swan holds a B.S. in Management from the State University of New York at Buffalo and an M.B.A. from the State University of New York at Binghamton.

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

ITEM 2.   PROPERTIES

     Webvan has corporate offices located in Foster City, California and Kirkland, Washington. In Foster City, Webvan occupies a total of approximately 113,000 square feet under leases that expire between August 2001 and January 2012. In Kirkland, Webvan occupies a total of approximately 82,000 square feet under leases that expire September 2004 and February 2008. Webvan anticipates that the Foster City and Kirkland locations will satisfy its corporate office space needs for the foreseeable future.

     Webvan occupies the following properties as its operating facilities:

                                                                    Lease
                                                                    -----
   Location           Square Footage         Market               Expiration
   --------           --------------         ------               ----------
  Oakland, CA             340,000      San Francisco Bay Area      July 2008
                                          /Sacramento Area
  Suwanee, GA             350,000       Atlanta Metro Area         June 2009
Carol Stream, IL          355,000       Chicago Metro Area       December 2009
  Renton, WA              110,000       Seattle/Portland Area    February 2010
 Fullerton, CA            100,000        Orange County Area       October 2009
  Carson, CA              100,000      Los Angeles Metro Area     January 2010
San Diego                 102,000       San Diego Metro Area      January 2010


     In conjunction with the foregoing facilities, Webvan occupies a number of other properties that operate as stations to the larger distribution facilities.

     Webvan occupies a total of 33,500 square feet of space in Las Vegas, Nevada for its National Customer Service Center under a lease that expires in August 2010.

     Webvan has leases on a number of other properties that it either anticipates occupying in connection with its long-term expansion plans or disposing of in connection with its restructuring following the acquisition of HomeGrocer or pursuant to its revised expansion plans.

     Webvan does not own any real estate.

ITEM 3.   LEGAL PROCEEDINGS:

     Webvan is  a party to the following litigation:

     .    SRG Foothill Ranch, LLC v. Webvan: Filed August 17, 2000 in the
     Superior Court of the State of California for the County of Orange. In this case, SRG alleges that Webvan breached its Lease with SRG for property located in Orange County due to Webvan's exercising its right to terminate. SRG seeks unspecified monetary damages and alleges that it has suffered damages that will exceed $6.0 million. Webvan has filed an answer and counterclaim against SRG and intends to vigorously pursue its case against SRG.

     .    Amazon.com, LLC v. HomeGrocer: Filed February 7, 2001 in the Superior
     Court of the State of Washington for King County. In this case, Amazon alleges that HomeGrocer breached its advertising agreement with Amazon. Amazon seeks a judgment against HomeGrocer of $6.25 million plus attorneys' fees and expenses. Webvan has filed a notice of appearance and intends to vigorously pursue its case against Amazon.

     .    Reliance Hamilton Associates, LLC v. HomeGrocer and Webvan: Filed
     December 18, 2000 in the United States District for the District of Connecticut. In this case, Reliance alleges that HomeGrocer and Webvan breached HomeGrocer's Lease agreement with Reliance due to HomeGrocer's exercising its right to terminate. Reliance seeks payment of monthly rent in the amount of approximately $163,000 commencing November 2000 and continuing as such rent becomes due. HomeGrocer and Webvan have filed an answer, defense and counterclaim, and intend to vigorously pursue its case against Reliance.

     .    United Food & Commercial Workers International Union Unfair Labor
     Practice Complaint: Filed January 31, 2001 with the National Labor Relations Board. UFCW alleges that Webvan maintains illegal rules that restrict the employees' right to organize and support and join a union. UFCW seeks equitable relief against Webvan in the form of a discontinuation of the alleged wrongful activity. Webvan has responded to the charges and intends to vigorously defend its case against the UFCW.

Webvan is also involved in other litigation relating to claims arising out of its ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of March 15, 2001, there were approximately 1,270 registered holders of our Common Stock. Our Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "WBVN." The following table sets forth for the periods indicated, the high and low prices of our Common Stock as quoted in the Nasdaq National Market.

- -------------------------------------------------------------------------
                 Period                            High            Low
- -------------------------------------------------------------------------
Fourth Quarter 1999 (from November 4, 1999)      $34.0000        $15.0625
First Quarter 2000                               $18.2500        $ 7.6875
Second Quarter 2000                              $ 7.5000        $ 4.5312
Third Quarter 2000                               $ 9.3125        $ 2.3125
Fourth Quarter 2000                              $ 2.2812        $ 0.2812
- -------------------------------------------------------------------------

     Webvan has not paid any dividends since our inception and does not intend to pay any dividends on our capital stock in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and are not necessarily indicative of future results.

                                                                               Years Ended December 31,
                                                                     -------------------------------------------
                                                                             2000           1999          1998
                                                                     -------------------------------------------
                                                                   (In thousands, except share and per share data)
Consolidated Statements of Operations Data:
 Net Sales                                                            $    178,456    $     13,305   $         -
 Cost of Goods Sold                                                        131,239          11,289             -
                                                                     -------------------------------------------
  Gross Profit                                                              47,217           2,016             -
                                                                     -------------------------------------------
 Operating Expenses:
  Sales and Marketing Expenses                                              49,120          11,746             -
  Development and Engineering Expenses                                      25,516          15,237         3,010
  General and Administrative Expenses                                      292,335          92,406         8,825
  Amortization of Goodwill and Intangibles                                  63,394               -             -
  Amortization of Deferred Compensation                                     55,233          36,520         1,060
  Restructuring Charges                                                     40,810               -             -
                                                                     -------------------------------------------
    Total Operating Expenses                                               526,408         155,909        12,895
                                                                     -------------------------------------------
 Loss from Operations                                                     (479,191)       (153,893)      (12,895)
                                                                     -------------------------------------------
 Interest Income                                                            27,550          11,480           923
 Interest Expense                                                            1,648           2,156            32
                                                                     -------------------------------------------
   Net Interest Income                                                      25,902           9,324           891
                                                                     -------------------------------------------
 Net Loss                                                             $   (453,289)   $   (144,569)  $   (12,004)
                                                                     ===========================================
Basic and diluted net loss per share                                  $      (1.21)   $      (1.43)  $     (0.31)
                                                                     ===========================================
Weighted average shares outstanding - basic and
  diluted                                                              374,124,383     101,043,634    39,343,747
                                                                     ===========================================
Other Operating Data:
Capital expenditures                                                  $    259,755    $     64,253   $    32,669
Depreciation and amortization                                              149,545          44,232         1,323

                                                                                       December 31,
                                                                     -------------------------------------------
                                                                             2000           1999          1998
                                                                     -------------------------------------------
                                                                                     (In thousands)
Consolidated Balance Sheet Data:
Cash and equivalents                                                  $      40,293   $     60,220   $    13,839
Working capital                                                             114,610        605,618        10,923
Total assets                                                              1,521,536        757,793        60,009
Long-term liabilities                                                        42,210         12,147        14,337
Total shareholders' equity                                                1,359,017        705,252        33,612


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Webvan is an Internet retailer offering delivery of consumer products through an innovative proprietary business design that integrates its Webstore, distribution facility and delivery system. Webvan's current product offerings are principally focused on food, non-prescription drug products and general merchandise including housewares, pet supplies, consumer electronics and entertainment products and books.

     Webvan was incorporated in December 1996 and launched commercial operations of its Webstore on June 2, 1999. On September 5, 2000, Webvan completed its merger with HomeGrocer, Inc., an Internet retailer of groceries and other general merchandise, with home delivery.

     Webvan's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. The risks for Webvan include an unproven business system and its ability to successfully manage a complex business operation located in a number of different markets. To address these risks, Webvan must:

     .  develop and increase its customer base;

     .  implement and successfully execute its business and marketing strategy;

     . continue to improve the operating efficiency and productivity of its facility operations and delivery operations; and

     .  attract, retain and motivate quality personnel.

     Since its inception, Webvan has incurred significant losses, and as of December 31, 2000, Webvan had an accumulated deficit of $612.7 million. Webvan incurred net losses of $453.3 million in the twelve months ended December 31, 2000, including a restructuring charge of $40.8 million related to the HomeGrocer acquisition, and $144.6 million and $12.0 million in the years ended December 31, 1999 and 1998, respectively.

     Webvan's facilities do not currently operate at or near their originally designed capacity. Webvan does not expect any of its facilities to operate at designed capacity in the foreseeable future. Webvan cannot assure you that any facility will ever operate at or near its designed capacity.

     In connection with Webvan's efforts to reduce operating expenses, Webvan adjusts the production capacity at each facility to align with demand in the market served by such facility. As such, Webvan has effectively reduced the production capacity of such facility in the short-term. In the event demand in a particular market increases significantly from current levels, Webvan would have to increase its production capacity to support higher levels. Any such increase would result in a higher level of operating expenditures.

     Webvan believes that its success and its ability to achieve profitability will depend on its ability to:

     .  realize repeat orders from a significant number of customers;

     . substantially increase the number of customers and the average order size;

     .  ensure consistent and stable operation of its technologies and systems;
        and

     . achieve favorable gross and operating margins and, to this end, improve the operating efficiency and productivity of its facility operations and delivery operations.

     To meet these challenges, Webvan intends to continue to invest in marketing and promotions, to maintain distribution facilities and equipment, and to efficiently utilize technology and personnel. While Webvan expects to reduce its rate of operating expenses on a facility by facility basis, Webvan will continue to incur substantial operating losses on a company-wide basis and there can be no assurance that such reduction in operating expenses will not adversely impact Webvan's operations and service levels.

     Webvan's limited operating history makes the prediction of future results of operations difficult, and accordingly, Webvan cannot assure you that it will achieve or sustain revenue growth or profitability.

FISCAL YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


NET SALES

     Net sales are comprised of the price of groceries and other products we sell, net of returns and sales incentives. We commenced commercial operations in June 1999. Net sales were $178.5 million for 2000 compared to $13.3 million for 1999. We did not have any net sales in 1998. This increase in net sales can be attributed to the impact of a full year of operations for our initial Bay Area location compared to a partial year in 1999, the addition of new locations in Atlanta and Chicago during 2000, the merger with HomeGrocer on September 5, 2000, and the growth of our orders per day and average order size for the Bay Area market for 2000 compared with 1999. Our average order size was $104 for the year 2000 and $112 for the fourth quarter of 2000, compared with $78 and $81, respectively for the prior year. The impact to net sales during 2000 resulting from the HomeGrocer merger was $55.6 million. During 2000, Webvan adopted EITF 00-14, Accounting for Certain Sales Incentives. As such, net sales for 2000 and 1999 include a charge for sales incentives of $8.5 million and $0.2 million, respectively. Prior to the adoption of EITF 00-14, charges for sales incentives had been classified as sales and marketing expenses.

COST OF GOODS SOLD

     Cost of goods sold includes the cost of the groceries and other products Webvan sells, adjustments to inventory and payroll and related expenses for the preparation of our Home Replacement Meals, offset by certain vendor promotions. Cost of goods sold was $131.2 million for 2000 compared to $11.3 million for 1999. We did not have any cost of goods sold in fiscal 1998. Webvan's gross profit as a percentage of net sales was 26.5% for 2000 versus 15.2% for 1999. This improvement in gross profit percentage can be attributed to the growth of our sales volume, which results in less inventory waste relative to sales, the overall maturing of our operations resulting in tighter inventory management, and the inclusion in fiscal year 2000 of certain vendor promotions. Gross profit is expected to fluctuate as a result of a variety of factors, including the pricing of our products, the level of inventory spoilage related to perishables, and vendor promotional dollars received.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and Marketing expenses include the costs of the creative development and placement of our advertisements, promotions, public relations, and the payroll and related expenses of our headquarters marketing staff. Marketing expenses were $49.1 million during 2000 compared to $11.7 million in 1999 and none in 1998. The external costs of our advertisements and promotions for 2000 were $45.4 million compared to $7.2 million in 1999 and none in 1998. These costs increased in 2000 due to the launch of marketing activities in the Atlanta and Chicago markets as well as continuing brand awareness activities in the San Francisco Bay Area. Additionally, following the HomeGrocer merger, Webvan unveiled a new logo and continued to market the HomeGrocer brand in the existing HomeGrocer markets. Payroll and related marketing expenses were $3.3 million for 2000, compared to $3.2 million in 1999 and none in 1998.

     DEVELOPMENT AND ENGINEERING EXPENSES. Development and Engineering expenses include the payroll and consulting costs for software developers directly involved in programming our computer systems. These expenses were $25.5 million for 2000 compared to $15.2 million for 1999 and $3.0 million for

1998. These increases were primarily attributable to increases in the number of employees and consultants required for developing, enhancing and increasing the capacity of our Web site, order processing, accounting, DC and delivery systems. Payroll and related expenses for 2000 increased to $16.7 million from $7.9 million in 1999 and $2.4 million in 1998. Consulting expenses for 2000 decreased to $5.8 million from $6.2 million in 1999 and $0.9 million for 1998. Since Webvan's computerized infrastructure is installed and future development is expected to be limited, Webvan does not believe software development expenses will increase in 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include costs related to fulfillment and delivery of products, real estate, technology operations, equipment leases, merchandising, finance, customer service and professional services, as well as non-cash compensation and related expenses. General and administrative expenses increased to $292.3 million in 2000 from $92.4 million in 1999 and $8.8 million in 1998. Of this $199.9 million increase in 2000 over 1999, $141.3 million pertained to aggregate distribution center operating expenses for our Bay Area, Atlanta and Chicago locations, and $35.7 for HomeGrocer locations following the merger, compared to only a partial year of the Bay Area operation in the prior year. Such DC operating expenses increased by $30.7 million in 1999 from 1998 due to the opening of the Bay Area DC. At our corporate headquarters, payroll and related costs increased to $58.4 million in 2000 from $14.5 million in 1999 and $4.1 million in 1998. Additionally, consulting and professional fees and rent and facility charges increased by $15.0 million in 2000 from the prior year, and by $3.1 million in 1999 over 1998.

     AMORTIZATION OF GOODWILL AND INTANGIBLES. As a result of its merger with HomeGrocer which was recorded under the Purchase Method accounting treatment, Webvan recorded goodwill of approximately $901.6 million that is being amortized on a straight line basis over five years in addition to $34.1 million of other identifiable intangible assets which are being amortized over two years. Webvan recognized $63.4 million of amortization of goodwill and other identifiable intangible assets in 2000. There were no such charges in the prior two fiscal years.

     AMORTIZATION OF DEFERRED COMPENSATION. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. During 2000, amortization of stock-based compensation was $55.2 million compared to $36.5 million for 1999, and $1.1 for 1998.

     RESTRUCTURING CHARGE. During the fiscal year ended December 31, 2000, Webvan recorded a restructuring charge of $40.8 million to account for the estimated costs of Webvan's modified rollout schedule. Webvan wrote down certain construction costs and accrued for certain lease facilities costs to exit leased facilities in markets for which Webvan and HomeGrocer both had operations.


INTEREST INCOME (EXPENSE) NET

     Interest income (expense), net consists of earnings on our cash and cash equivalents offset by interest payments on our loan and lease agreements. Net interest income was $25.9 million in 2000, $9.3 million in 1999 and $0.9 million in 1998. These increases were primarily due to earnings on higher average cash and cash equivalent balances during the relevant years.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of preferred stock, which through September 30, 1999 totaled

$393.6 million (net of issuance costs), and the initial public offering of our common stock in November 1999, which totaled $402.6 million (net of underwriter's discount and other issuance costs). Net cash used in operating activities was $263.1 million for 2000. Operating activities in 1999 used net cash of $58.8 million and for 1998 used $2.2 million. Net cash used in operating activities for 2000 consisted of net losses in addition to decreases in accounts payable and accrued liabilities, partially offset by increases in amortization of deferred compensation, non-cash compensation expenses, depreciation and amortization.

     Net cash provided from investing activities was $247.5 million in 2000. Of this amount, $615.7 million was provided by sales of marketable securities and $101.1 million was provided from the merger with HomeGrocer. These amounts were offset primarily by capital expenditures of $259.8 million and purchases of marketable securities of $196.3 million. In 1999, net cash used in investing activities was $641.1 million. Of this amount, $279.0 million was provided by the sales of marketable securities, offset primarily by $850.5 million used to purchase marketable securities and $64.3 million used for capital expenditures. In 1998, net cash used for investing activities was $39.0 million, of which $32.7 was used for capital expenditures and $2.7 million was used to purchase marketable securities.

     Net cash used by financing activities was $4.3 million in 2000 compared with cash provided by financing activities of $746.3 million in 1999 and $52.1 million in 1998. In November 1999, we sold an aggregate of 28,750,000 shares of common stock in the initial public offering at a price of $15.00 per share. Net cash provided by financing activities during 1999 primarily consisted of proceeds from the issuance of preferred stock of $348.0 million as well as the proceeds from the issuance of common stock in our initial public offering of $431.3 million, (approximately $402.6 million net of underwriter's discount and other issuance costs). Net cash from financing activities during 1998 included proceeds from the issuance of preferred shares of $34.8 million. As of December 31, 2000, our principal sources of liquidity consisted of $40.3 million of cash and cash equivalents and $171.6 million of marketable securities.

     As of December 31, 2000, our principal commitments consisted of obligations of approximately $45.3 million outstanding under capital leases and loans. As of December 31, 2000, we had capital commitments of approximately $8.0 million principally related to the final billing phases of certain future distribution centers and a call center in Las Vegas. We anticipate capital expenditures of from $10.0 to $15.0 million for the 12 months ending December 31, 2001, based on the recently revised roll-out schedule of our operating sites, although this amount may fluctuate based on changing this roll out schedule.

     Webvan currently anticipates that its available funds will be sufficient to meet its projected needs to fund operations into the fourth quarter of 2001. Webvan expects that it will need to raise additional capital to fund operations during the fourth quarter of 2001. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. Our future capital needs will be highly dependent on Webvan's ability to control expenses as well as the market's demand for Webvan's services. Thus, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, obtain a line of credit or curtail our existing operations. In addition, from time to time we may evaluate other methods of financing to meet our capital needs on terms that are attractive to us.


                    FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) with respect to future events, the outcome of which is subject to certain risks, including the risk related factors set forth below.

WEBVAN WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS IN 2001 and 2002 AND WEBVAN CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     Webvan requires substantial amounts of capital to fund its business operations. In addition, the continued development of Webvan's order fulfillment and delivery systems requires significant amounts of capital. The rate at which Webvan's capital is utilized is affected by the operational and developmental costs incurred and the extent to which individual existing facilities become profitable on a cash-flow basis. To date no Webvan facility has become profitable on a cash-flow basis and substantial capital has been used to fund the operating losses. Webvan cannot assure you that any facility will operate at or near levels that are necessary for a facility to become profitable on a cash-flow basis. Since inception, Webvan has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the near future.

     Webvan continues to evaluate alternative means of financing to meet its needs on terms that are attractive to Webvan. Webvan currently anticipates that its available funds will be sufficient to meet its projected needs to fund operations into the fourth quarter of 2001. Webvan expects that it will need to raise additional capital to fund operations during the fourth quarter of 2001. From time to time Webvan has considered and discussed various financing alternatives and expects to continue such efforts to raise additional funds to support its operational plan for 2001 and beyond. Webvan cannot be certain that additional financing will be available to it on favorable terms when required, or at all. The report of Webvan's independent auditors contains a statement expressing substantial doubt regarding Webvan's ability to continue as a going concern.

     If Webvan is not able to obtain such capital, it will take actions to conserve its cash balances, including, significantly reducing its operating expenses, downsizing its corporate headquarters staff and closing existing facilities, all of which could have a material adverse effect on its business, financial condition and Webvan's ability to reduce losses or generate profits. For example, in February 2001, Webvan ceased operations at the facility serving the Dallas, Texas area.

     In the past, Webvan has funded its operating losses and capital expenditures through proceeds from equity offerings and, to a lesser extent, proceeds from debt financing and equipment leases. Changes in equity markets in the past year have adversely affected Webvan's ability to raise equity financing and have adversely affected the markets for debt financing and equipment leasing for companies with a history of losses such as Webvan. If Webvan raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and, in light of Webvan's current market capitalization, Webvan's stockholders may experience substantial dilution.

WEBVAN ANTICIPATES FUTURE LOSSES AND NEGATIVE CASH FLOW.

     Webvan has experienced significant net losses and negative cash flow since its inception. As of December 31, 2000, Webvan had an accumulated deficit of $612.7 million. Webvan incurred net losses of $453.3 million in the twelve months ended December 31, 2000, including a restructuring charge of $40.8 million related to the HomeGrocer acquisition, and $144.6 million and $12.0 million in the years ended December 31, 1999 and 1998, respectively. Webvan expects to continue to incur significant operating expenses, including:

     . operating losses anticipated to be incurred at each facility until such time as it achieves break even economics;

     . the continued development of operations at Webvan's currently operational facilities;

     . brand development, customer service, marketing and other promotional activities;

     . the continued development of Webvan's computer network, Webstore, warehouse management and order fulfillment systems and delivery infrastructure and;

     . the development of strategic business relationships.

     At current numbers of customers and orders, the geographic density of customers and the productivity of employees, we are not profitable. Webvan cannot assure you that its facilities will be able to successfully operate at expected volume or cost levels, which are dependent upon a number of factors including the productivity of delivery operations and the productivity of Webvan's employees and operational processes. In addition, Webvan cannot assure you that its assumptions regarding revenue growth and operating cost reductions can be achieved. To date no Webvan facility has become profitable on a cash-flow basis and Webvan cannot assure you that any facility will operate at or near levels that are necessary for a facility to become profitable on a cash-flow basis.

     To achieve profitability, Webvan must accomplish the following objectives:

     . substantially increase Webvan's number of customers and the number of orders placed by its customers;

     . successfully integrate the HomeGrocer facilities and operations;

     . ensure that its systems and technologies function properly at increased volumes;

     . generate a sufficient average order size;

     . achieve favorable gross margins; and

     . achieve favorable operating margins by improving the productivity of facility and delivery operations.

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

     In the online retail industry, customer attrition rates, or the rates at which subscribers cancel a service, are generally high. Webvan depends upon customers to continue to order from Webvan after their initial order is placed, and Webvan competes to retain customers once they have used Webvan's service. Accordingly, Webvan's ability to increase the number of orders placed by its customers is dependent upon Webvan's success not only in getting people to try its service and generating customer accounts, but in converting users into repeat customers who order with sufficient frequency. Even occasional failures of Webvan's systems can cause variations in the levels of its operational execution which are sufficient to materially affect Webvan's ability to retain customers. Webvan cannot assure you that its efforts to convert sufficient numbers of customers into repeat users of Webvan's service will be successful.

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


WEBVAN IS AN EARLY-STAGE COMPANY OPERATING IN A NEW AND RAPIDLY EVOLVING MARKET.

     Webvan began commercial operations in the San Francisco Bay Area in June 1999, in Atlanta in May 2000 and in Chicago in August 2000. On September 5, 2000, Webvan acquired HomeGrocer by merger. HomeGrocer began commercial operations in the Seattle area in June 1998, in the Portland, Oregon area in May 1999, in the Southern California area in September 1999 and in San Diego, California in May 2000. In February 2001, Webvan ceased operations at the facility acquired from HomeGrocer serving the Dallas, Texas area, which had been operating since May 2000. At present, Webvan is in the process of converting all former HomeGrocer facilities to a common Webvan technology platform. The first of these conversions occurred at the San Diego facility in January 2001. Webvan's facilities are comprised of distribution centers of approximately 350,000 square feet as well as customer fulfillment centers (or CFCs) of approximately 100,000-125,000 square feet. Webvan's limited operating history makes an evaluation of its business and prospects very difficult. You must consider Webvan's business and prospects in light of the risks and difficulties Webvan encounters as an early stage company in the new and rapidly evolving market of e-commerce. These risks and difficulties include, but are not limited to:

   . a complex business system that is unproven at or near the order volumes for which it is designed;

   . lack of sufficient customers, orders, net sales or cash flow;

   . difficulties in managing a complex business involving multiple locations and a diverse workforce;

   . high capital expenditures and operating costs associated with Webvan's distribution centers, systems and technologies; and lack of widespread acceptance of the Internet as a means of purchasing groceries and other consumer products.

     Webvan cannot be certain that its business strategy will be successful or that Webvan will successfully address these risks. Webvan's failure to address any of the risks described above could have a material adverse effect on its business.

WEBVAN'S BUSINESS SYSTEM IS NEW AND UNPROVEN AT HIGH VOLUMES, AND THE ACTUAL CAPACITY OF WEBVAN'S FACILITIES MAY BE LESS THAN THEIR DESIGNED CAPACITY.

     Webvan has designed a new business system which integrates its Webstore, CFC and distribution center facilities and complex order fulfillment and delivery operations Further, Webvan is in the process of modifying its systems in order to transition the facilities acquired in the HomeGrocer transaction to the Webvan technology platform. The average daily volume of orders that Webvan has had to fulfill to date in any facility has been significantly below the originally designed capacity of 8,000 orders per day for a distribution center and 2,500 orders per day for a CFC. These average daily volume of orders are below, as well, the levels that are necessary for a distribution center or a CFC to achieve profitability. Webvan does not expect any distribution center to operate at designed capacity for several years following its commercial launch, and Webvan cannot assure you that any facility will ever operate at or near its designed capacity.

     It is not practicable to test Webvan's system except by processing commercial orders and based on the historical daily order volumes, Webvan's system has not been proven at or near designed capacity. Webvan's CFC facilities currently operate at less than 70% of their originally designed capacity and Webvan's distribution center facilities operate at less than 40% of their originally designed capacity.

     In connection with Webvan's efforts to reduce operating expenses, Webvan adjusts the production capacity at each facility to align with demand in the markets served by such facility. As such, Webvan has effectively reduced the production capacity of such facility in the short-term. In the event demand in a particular market increases significantly from current levels, Webvan would have to increase production capacity to support such higher levels. Any such increase would result in a higher level of operating expenditures. Webvan cannot assure you that its can timely increase operating capacity to accommodate a significant increase in the number of orders. In addition, based on Webvan's operational experiences and needs, Webvan refines and modifies its Web Store features, business systems and technologies, and operational processes. Costs associated with such refinements and modifications may be material. If Webvan is unable to effectively accommodate increases in customer orders or successfully implement refinements and modifications, Webvan may lose existing customers or fail to add new customers, which would adversely affect its business, net sales and operating margins.

WEBVAN'S BUSINESS SYSTEM IS COMPLEX, AND WEBVAN IS PERIODICALLY AFFECTED BY OPERATIONAL DIFFICULTIES.

     Webvan's business system relies on the complex integration of numerous software and hardware subsystems that utilize advanced algorithms to manage the entire process from the receipt and processing of goods at Webvan's facility to the picking, packing and delivery of these goods to customers in delivery windows selected by customers which vary in duration among Webvan's facilities.

Webvan has, from time to time, experienced operational "bugs" in its systems and technologies which create system instabilities and which have resulted in order errors such as missing items and delays in deliveries. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, system refinements or modifications, computer server or system failures, network outages, software performance problems, power failures or failures to properly maintain software or hardware systems. Webvan expects bugs to continue to occur from time to time, and Webvan cannot assure you that its operations will not be adversely affected. To date, these bugs have been corrected in a short period of time by Webvan employees or contractors or by systems vendors and have not resulted in any long term impact on its operations. In addition, difficulties in implementing refinements or modifications to Webvan's systems have, from time to time, caused Webvan to suffer unanticipated system disruptions, which impair the quality of its service during the period of disruption. The efficient and stable operation of Webvan's business system is critical to consumer acceptance of its service. If Webvan is unable to meet customer demand or service expectations as a result of operational issues, Webvan may be unable to develop customer relationships that result in repeat orders, which would adversely affect its business and net sales.


WEBVAN FACES SIGNIFICANT CHALLENGES IN INTEGRATING ITS FACILITIES WITH THOSE ACQUIRED IN WEBVAN'S MERGER WITH HOMEGROCER, WHICH MAY RESULT IN UNEXPECTED COSTS, TECHNOLOGICAL AND OPERATIONAL DIFFICULTIES AND MARKETING CHALLENGES.

     Webvan completed its acquisition of HomeGrocer on September 5, 2000, acquiring facilities in six markets. These facilities operate on a technology platform and use operational processes which differ materially from the platform and processes used at Webvan's other facilities. Webvan has developed a process for integrating the operations and technologies of the two businesses and is currently executing a conversion program designed to convert all CFC facilities to the Webvan technology platform. The first of these facilities, San Diego, was converted in January 2001 and the remaining facilities are anticipated to be converted sometime in the first half of 2001.

     We cannot assure you that the acquired business will be successfully integrated with our operations and technologies. Webvan cannot assure you that the proposed technology platform integration will improve the operation or financial performance of these recently acquired facilities. Further, the inability to successfully integrate these operations and technologies may result in disruptions in our customers' shopping experience and increased operational costs, each of which could have a material adverse effect on our sales and results of operations. In addition, costs associated with successfully integrating operations may prove to be greater than expected, which could have an adverse effect on Webvan's financial condition and available capital resources.

     In addition, the integration of the finance, human resources, sales, marketing and technology groups of Webvan and HomeGrocer is complicated by the existence of geographically distant locations and the difficulty in retaining employees located in Seattle, Washington. Any difficulties encountered in the process of converting the CFC's to the Webvan technology platform or in completing the combining of the companies could cause the disruption of, or a loss of momentum in, the activities of Webvan's business and divert the attention of Webvan management from other business concerns. Further, the process of combining these operations has affected and may continue to affect the ability of Webvan to retain some key employees.

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

     In addition, in order to be able to provide its customers a relatively common service offering in all markets, Webvan will be required to maintain or eliminate differences in the particular features of the service offerings of the Webvan and HomeGrocer business models, such as the duration of a delivery window, delivery fees and the selection of grocery and other items offered. The elimination of one or more of these differences in connection with the integration process may adversely impact customer experiences or the productivity of facilities or delivery operations, which could have a material adverse effect on Webvan's business and results of operations. The successful integration of the acquired business will also depend upon Webvan's ability to transition customers whose orders are fulfilled at the newly acquired facilities and who are accustomed to the traditional HomeGrocer brand to a new Webvan website and brand. Webvan cannot assure you that it will successfully be able to transition customers to a new brand, which may have a material adverse effect on Webvan's business and net sales.

THE INTERNET MAY FAIL TO BECOME A WIDELY ACCEPTED MEDIUM FOR GROCERY SHOPPING.

     Webvan relies solely on product orders received through its Webstore for sales. The market for e-commerce is new and rapidly evolving, and it is uncertain whether e-commerce will achieve and sustain high levels of demand and market acceptance, particularly with respect to the grocery industry and in light of recent negative market sentiments regarding e-commerce in general. Webvan's success will depend to a substantial extent on the willingness of consumers to increase their use of online services as a method to buy groceries and other products and services. Webvan's success will also depend upon its vendors' acceptance of Webvan's online service as a significant means to market and sell their products. Moreover, Webvan's growth will depend on the extent to which an increasing number of consumers own or have access to personal computers or other systems that can access the Internet. If e-commerce in the grocery industry does not achieve high levels of demand and market acceptance, Webvan's business will be materially adversely affected.

WEBVAN FACES INTENSE COMPETITION FROM TRADITIONAL AND ONLINE RETAILERS OF GROCERY PRODUCTS AND OTHER PRODUCTS.

     The grocery retailing business is extremely competitive. Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers comprise Webvan's principal competition as an on-line grocery retailer, although Webvan also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and drugstore chains. To the extent that Webvan continues to add non-grocery store product categories, local, regional and national retailers in those product categories, as well as online retailers in those product categories, will provide Webvan's competition in those areas. A number of traditional retailers of grocery products, including Safeway and Royal Ahold, have acquired interests in on-line grocery concerns or have launched their own Internet-based services. Many of Webvan's existing and potential competitors, particularly traditional grocers and retailers and certain online retailers, are larger and have substantially greater resources than Webvan does. Webvan expects this competition in the online grocery and other product categories will intensify in the coming years.

     The number and nature of competitors and the amount of competition Webvan will experience will vary by market area. The principal competitive factors that affect Webvan's business are location, breadth of product selection, quality, service, price and consumer loyalty to traditional and online retailersFinancial Printing GroupFinancial Printing Groupthat affect Webvan's business are location, breadth of product selection, quality, service, price and consumer loyalty to traditional and online retailers. If Webvan fails to effectively compete in any one of these areas, Webvan may lose existing and potential customers which would have a material adverse effect on its business, net sales and operating margins.

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

WEBVAN'S EFFORTS TO BUILD STRONG BRAND IDENTITY AND CUSTOMER LOYALTY MAY NOT BE SUCCESSFUL.

     Webvan believes that establishing and maintaining brand identity and brand loyalty is critical to attracting consumers and vendors. Furthermore, Webvan believes that the importance of brand loyalty will increase with the proliferation of Internet retailers. In order to attract and retain consumers and vendors, and respond to competitive pressures, Webvan intends to continue to spend substantial sums to create and maintain brand loyalty among these groups. Webvan plans to accomplish this goal through a variety of programs which may include radio, newspaper, online and television advertising campaigns. Webvan believes that advertising rates, and the cost of its advertising campaigns in particular, could increase substantially in the future. In addition, Webvan must continue to invest in the creation of a world class customer service function as a failure of its customer service representatives to promptly respond to customer inquiries and concerns in a helpful manner may negatively impact customer loyalty. If Webvan's branding efforts are not successful or Webvan is unable to provide high quality customer care, Webvan's net sales and ability to attract customers will be materially and adversely affected.

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

     Webvan has recently redesigned its webstore in an attempt to make its customers' shopping experience easier and more rewarding, with a view to increasing existing customer loyalty and average order size. In addition, Webvan recently converted all of the former HomeGrocer Webstores to the Webvan brand. Webvan cannot assure you that its redesigned website will enhance its customer shopping experience and result in increases in average order size, purchases of general merchandise products, customer retention or frequency with which customers order from us. Further, Webvan cannot assure you that it will successfully transition former HomeGrocer customers to the new Webvan webstore and the new brand and logo. Webvan's inability to transition customers to the new brand and logo would adversely impact Webvan's business.

IF WEBVAN IS UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF PRODUCTS FROM APPROPRIATE VENDORS, OR WEBVAN'S RELATIONSHIPS WITH KEY CONSUMER PRODUCTS COMPANIES ARE NOT SUCCESSFUL, WEBVAN'S GROSS MARGINS, AVERAGE ORDER SIZE AND NET SALES WOULD BE ADVERSELY AFFECTED.

     Webvan derives a significant percentage of its net sales of grocery products from high-volume items, well-known brand name products and fresh foods. Webvan sources these products from a network of vendors comprised of manufacturers, wholesalers and distributors. Webvan currently relies on national and regional distributors for a substantial portion of its items. Such vendors may require credit enhancements or alter payment terms in response to Webvan's changing financial condition, which would impact Webvan's liquidity and ability to fund operations. Webvan's gross margins depend not only upon the price at which Webvan is able to purchase products from its vendors, but also upon service-level commitments from such vendors. Any increase in the cost of products or any disruption in the service level commitments may have a material adverse impact on Webvan's gross margin. Webvan cannot assure you that its vendors will do business with Webvan on the basis of terms which are not demanded by the traditional retailers with different systems who comprise almost all of its vendors' business. Webvan also utilizes premium specialty vendors or local sources for gourmet foods, farm fresh produce, fresh fish and meats. From time to time, Webvan may experience difficulty in obtaining sufficient product allocations from a key vendor. In addition, Webvan has entered into strategic relationships with a number of the largest consumer products companies in the U.S. in an attempt to optimize its product marketing, product assortment and supply chain management practices. Webvan cannot assure you that these relationships will prove successful and any failure in this regard would adversely affect the goal of these relationships: to increase average order sizes, improve gross margins and improve customer acquisition and retention. In addition, Webvan's key vendors may establish their own online retailing efforts, which may impact Webvan's ability to get sufficient product allocations from these vendors. Many of Webvan's key vendors also supply products to its online and traditional grocery competitors.

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

     Webvan expects its quarterly operating results to fluctuate significantly in the future based on a variety of factors. These factors are also expected to affect Webvan's long-term performance. Some of these factors include the following:

   . the effect of the availability of capital for Webvan's continued operations;

   . changes in pricing policies;

   . changes in Webvan's product and service offerings and customer acceptance of Webvan as an on-line retailer of non-grocery products;

   . Webvan's ability to reduce overall operating costs;

   . Webvan's ability to obtain new customers or retain existing customers at reasonable cost; Webvan's ability to manage its distribution and delivery operations to handle significant increases in the number of customers and orders or to overcome system or technology difficulties associated with these increases;

   . Webvan's ability to adequately maintain, upgrade and develop its Webstore, its computer network or the systems that Webvan uses to process customer orders and payments; competitive factors; and

   . technical difficulties, system or web site downtime, including attacks from outside hackers, or Internet brownouts.

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

     Due to all of these factors, Webvan expects its operating results to be volatile and difficult to predict. As a result, quarter-to-quarter comparisons of its operating results may not be good indicators of its future performance. In addition, it is possible that in any future quarter, Webvan's operating results could be below the expectations of investors and any published reports or analyses of Webvan. In that event, the price of Webvan's common stock could decline.

IF WEBVAN EXPERIENCES PROBLEMS IN ITS DELIVERY OPERATIONS, WEBVAN'S BUSINESS COULD BE SERIOUSLY HARMED.

     Webvan uses its own couriers to deliver products from Webvan's facilities to its customers. Therefore, Webvan is subject to the risks associated with its ability to provide delivery services to meet Webvan's shipping needs, including potential labor activism or employee strikes, inclement weather, disruptions in the transportation infrastructure, including bridges, roads and traffic congestion. While Webvan strives to maintain high on-time delivery rates and order fulfillment accuracy rates, Webvan has, on occasion, experienced operational "bugs" that have resulted in a high proportion of late deliveries or order fulfillment inaccuracies on particular days. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, system refinements or modifications, computer server or system failures, network outages, software performance problems, power failures or failures to properly maintain software or hardware systems. To date, these bugs have been corrected in a short period of time by Webvan employees or contractors and have not resulted in any long term impact on Webvan's operations. Any material decrease in Webvan's on-time delivery rate or in order fulfillment accuracy would likely have an adverse impact on Webvan's consumer acceptance of its service and may harm its reputation and brand, which could have an adverse impact on Webvan's financial results.

UNION ACTIVITIES AT WEBVAN FACILITIES COULD ADVERSELY AFFECT EMPLOYEE MORALE, PRODUCTIVITY, OPERATING COSTS AND THE ABILITY OF WEBVAN TO FULFILL AND DELIVER ORDERS.

     Webvan has experienced union solicitation activities at several of its facilities and has been the subject of unfair labor practice complaints filed with the National Labor Relations Board. Webvan expects to continue to experience unionizing activities at one or more of its facilities. These unionizing activities may have an adverse impact on employee morale and productivity and could potentially lead to work stoppages which would adversely impact our ability to fulfill or deliver customer orders. In addition, the success of any of these unionizing activities at one or more facilities could result in higher operating costs, reduced operational flexibility, and reduced employee morale and productivity, which could have a material adverse effect on Webvan's net sales and results of operations.

WEBVAN'S NET SALES WOULD BE HARMED IF ITS ONLINE SECURITY MEASURES FAIL.

     Webvan's relationships with its customers may be adversely affected if the security measures that Webvan uses to protect their personal information, such as credit card numbers, are ineffective. If, as a result, Webvan loses many customers, Webvan's net sales and results of operations would be harmed. Webvan relies on security and authentication technology to perform real-time credit card authorization and verification with the bank used by Webvan. Webvan cannot predict whether events or developments will result in a compromise or breach of the technology Webvan uses to protect a customer's personal information.

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

     The loss of the services of one or more of Webvan's key personnel could seriously harm its business. Webvan depends on the continued services and performance of its senior management and other key personnel, particularly George T. Shaheen, Webvan's President, Chief Executive Officer, and Chairman of the Board and Robert H. Swan Webvan's Chief Financial Officer and Chief Operating Officer. Webvan's future success also depends upon the continued service of its other officers and other key software development, merchandising, marketing and support personnel. The competition for talented employees in the San Francisco Bay Area remains intense and Webvan's ability to retain key employees at its headquarters is a function of a number of factors, some of which are beyond Webvan's control, such as the value of other opportunities perceived to be available in the Bay Area. None of Webvan's officers or key employees (other than one executive officer) is bound by an employment agreement and Webvan's relationships with these officers and key employees are at will. If Webvan management does not work together as a management team to enable Webvan to implement its business strategy, or if Webvan is unable to retain them for any reason, Webvan's business will suffer. Additionally, there are low levels of unemployment in the San Francisco Bay Area and in many of the regions in which Webvan plans to operate. These low levels of unemployment have led to pressure on wage rates, which can make it more difficult and costly for Webvan to attract and retain qualified employees. The loss of key personnel, or the failure to attract additional personnel, could have a material adverse effect on Webvan's business and results of operations.

     In addition, Webvan's inability to hire and train qualified employees in accordance with Webvan's schedule for meeting demand at any facility as Webvan scales order volumes could have a negative impact on its ability to attract and retain customers, its revenues and profitability. For instance, Webvan, from time to time, experiences difficulties in hiring qualified couriers for its facilities. Webvan cannot assure you that it will be able to accurately align courier capacity with demand. The failure to do so would adversely affect the profitability of a facility.

WEBVAN MAY NEED TO CHANGE THE MANNER IN WHICH WEBVAN CONDUCTS ITS BUSINESS IF GOVERNMENT REGULATION OF OR CONSUMER ATTITUDES TOWARD THE INTERNET CHANGE OR INCREASE.

     The adoption or modification of laws or regulations relating to the Internet and large-scale retail store operations could adversely affect the manner in which Webvan currently conducts its business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws which may impose additional burdens on Webvan. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States government recently enacted and continues to deliberate over Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit material. The Federal Trade Commission has indicated that it will investigate the practices of Internet companies relating to the handling of user-specific data. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet.

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

     From time to time, state and local governments may consider legislation that impacts large-scale retailers in a manner designed to limit the ability of such large scale retailers to impact smaller, often locally owned and operated, retailers. For instance, in 1999, the Governor of California vetoed legislation which would have prohibited a public agency from authorizing retail store developments exceeding 100,000 square feet if more than a small portion of the store were devoted to the sale of non-taxable items, such as groceries. While it is not clear whether Webvan's operations would be considered a retail store for purposes of this kind of legislation, Webvan cannot assure you that other state or local governments will not seek to enact similar laws or that Webvan would be successful if forced to challenge the applicability of this kind of legislation to its distribution facilities. The expenses associated with any challenge to this kind of legislation could be material. If Webvan is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause Webvan to incur additional expenses or alter its business model.

WEBVAN MAY INCUR SIGNIFICANT COSTS OR EXPERIENCE PRODUCT AVAILABILITY DELAYS IN COMPLYING WITH REGULATIONS APPLICABLE TO THE SALE OF FOOD PRODUCTS.

     Webvan is required to comply with federal, state and local regulations regarding the sale of food products, including weights and measures, and health regulations concerning the presentation, preparation and packaging of its prepared meals and other food items. Any applicable federal, state or local regulations may cause Webvan to incur substantial compliance costs, including changes to Webvan's software systems or operational processes, or delay the availability of a number of items at one or more of Webvan's facilities. In addition, any inquiry or investigation from a regulatory authority could have a negative impact on Webvan's reputation. Any of these events could have a material adverse effect on Webvan's business and expansion plans and could cause Webvan to lose customers.

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

WEBVAN MAY NOT BE ABLE TO OBTAIN REQUIRED LICENSES OR PERMITS FOR THE SALE OF ALCOHOL AND TOBACCO PRODUCTS IN A COST-EFFECTIVE MANNER OR AT ALL.

     Webvan will be required to obtain state licenses and permits for the sale of alcohol and tobacco products in each location in which Webvan seeks to open a facility or markets Webvan seeks to serve. Webvan cannot assure you that it will be able to obtain any required permits or licenses in a timely manner, or at all. Webvan does not currently have a license for alcohol in its Atlanta facility. Webvan may be forced to incur substantial costs and experience significant delays in obtaining these permits or licenses and faces significant regulatory hurdles in this regard. In addition, the United States Congress has enacted legislation that further restricts the interstate sale of alcoholic beverages. Changes to existing laws or Webvan's inability to obtain required permits or licenses could prevent Webvan from selling alcohol or tobacco products in one or more of its geographic markets. Any of these events could substantially harm Webvan's net sales, gross profit and ability to attract and retain customers.

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

     Webvan's Webstore has experienced in the past and may experience in the future slower response times or disruptions in service for a variety of reasons including failures or interruptions in Webvan's systems. In addition, Webvan's users depend on Internet service providers, online service providers and other web site operators for access to Webvan's Webstores. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to Webvan's systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could have a material adverse effect on Webvan's business and could result in a loss of customers


     Webvan's communications hardware and certain of Webvan's other computer hardware operations are located at the facilities of AboveNet Communications, Inc. in Santa Clara county, California and at InterNap, Inc. in Seattle, Washington. The hardware for the warehouse management and materials handling systems of each distribution center is maintained at that distribution center. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems or cause them to fail completely. For instance, Webvan's webstore has been inaccessible as a result of power failures and other unexpected reasons. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect Webvan's webstore. Webvan's business could be adversely affected if its systems were affected by any of these occurrences. Problems faced by AboveNet or InterNap, with the telecommunications network providers with whom they contract or with the systems by which they allocate capacity among their customers, including Webvan, could adversely impact the customer shopping experience and consequently, Webvan's business. Similarly, power outages on any day at a facility could adversely impact Webvan's ability to fulfill orders from that facility on that day, which would in turn impact customer satisfaction with Webvan's service. Webvan's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in Webvan's systems.

INTERRUPTIONS IN POWER SUPPLY ARISING FROM ENERGY SHORTAGES IN CALIFORNIA COULD ADVERSELY AFFECT WEBVAN'S CALIFORNIA OPERATIONS AS WELL AS THE OVERALL COMPANY BUSINESS.

     Webvan's distribution operations rely heavily on electricity to power, among other things, the computers, carousels and conveyors used in processing customer orders. In addition, a major portion of Webvan's communications hardware and certain of Webvan's other computer hardware operations are located at the facilities of AboveNet Communications, Inc. in Santa Clara county, California, all of which hardware requires electricity to operate. Given the heavy reliance on electricity and the coordination required between the software and hardware used during the production process at Webvan's facilities, interruptions in power supply, even for a short period of time, may result in disruption of the production process, potentially causing customer orders and deliveries to be adversely impacted. In this regard, a number of Webvan's distribution operations as well as a major portion of the computer hardware used in all of Webvan's distribution operations are located in the State of California and California in recent months has experienced a significant shortfall in electricity that is needed by the State's power users. At periods during the past several months, the state's power suppliers have instituted or have come close to instituting rolling blackouts. The state government is taking actions to attempt to ameliorate the problems; however, there can be no assurance that the energy problems will be resolved and that further disruptions will be avoided. Notwithstanding these effort, many experts anticipate that a viable solution to the energy crisis may take several years. Continued problems with power supply in California could have a material adverse impact upon Webvan's California operations as well as the overall company business.


WEBVAN'S STOCK PRICE IS LIKELY TO BE VOLATILE.

   The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly consumer-oriented Internet-related companies, have been highly volatile. For instance, prices of many "Business-to-Consumer" Internet retailer companies have declined substantially since Webvan's initial public offering. The price at which Webvan's common stock trades has been and is likely to continue to be volatile and may fluctuate substantially due to factors such as:

 . Webvan's historical and anticipated quarterly and annual operating results;

 . variations between Webvan's actual results and the expectations of investors or published reports or analyses of Webvan;

 . changes in analysts' estimates of Webvan's performance or industry performance;

 . announcements by Webvan or others and developments affecting its business, systems or expansion plans;

 . sales of large blocks of Webvan common stock; and

 . conditions and trends in e-commerce industries, particularly the online grocery industry.

   In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

WEBVAN'S STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

     On January 12, 2001, Webvan received a notice from Nasdaq that Webvan's common stock had failed to maintain a minimum bid price of one dollar over the preceding 30 consecutive trading days as required for continued listing on the Nasdaq National Market. The notice stated that if at any time prior to April 12, 2001, the closing bid price of Webvan's common stock does not sustain at one dollar or more for at least 10 consecutive trading days, Webvan's common stock could be delisted from the exchange. If Webvan's common stock fails to sustain the minimum closing bid price for the requisite number of days, the Nasdaq staff will issue a determination that the common stock will be delisted. Thereafter, and prior to any actual delisting, Webvan will have an opportunity to request a hearing. At such hearing, Webvan will have the ability to present a plan demonstrating that it can come into compliance with the continued listing requirements. A common course of action for companies attempting to maintain their listing by ensuring a bid price in excess of one dollar is the institution of a reverse stock split. At present, Webvan has made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options, including accepting a delisting determination. A reverse stock split could negatively impact the value of the Webvan's stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. That is to say, the stock, at its new, higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price. From the date of the letter through March 30, 2001 the Company's stock has not traded above one dollar for 10 consecutive trading days.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Webvan maintains a short-term investment portfolio primarily consisting of corporate debt securities. These available-for-sale securities are subject to interest rate risk and will rise and fall in value if market interest rates change. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. Webvan does not expect any material loss with respect to its investment portfolio.

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

     The following table provides information about Webvan's investment portfolio, restricted cash, capital lease obligations and long-term debt as of December 31, 2000, and presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                          YEAR OF MATURITY
                                          ---------------------------------------------     TOTAL
                                                                                          CARRYING
                                          2001       2002      2003      2004     2005      VALUE
                                                                                  and
                                                                                 there-
                                                                                 after
                                          -----    ------     ------    ------   ------   --------
                                                          (DOLLARS IN THOUSANDS)


Cash and Equivalents................   $40,293         --        --        --      --   $ 40,293
 Average interest rate..............      6.63%        --        --        --      --       6.63%
Corporate and Government Debt
 Securities.........................   $88,429    $47,779   $34,869    $  479      --   $171,556
 Average interest rate..............      6.50%      6.20%     5.95%     8.10%     --       6.31%




Restricted Cash -- Certificates of
 Deposit............................   $22,809         --        --        --      --     $  22,809
 Average interest rate..............      6.30%        --        --        --      --          6.30%
Capital Lease Obligations...........   $ 5,479    $ 5,611   $ 4,064    $2,534   $ 9,348   $  27,036
 Average fixed interest rate........     11.19%     10.98%     9.87%     7.60%     7.60%       9.94%
Long-term Debt......................   $ 8,392    $ 9,022   $   744    $   54   $     6   $  18,218
 Average fixed interest rate........     13.75%     13.94%    10.75%     8.50%     8.25%      13.70%

ITEM 8  FINANCIAL STATEMENTS

The following consolidated financial statements, and the related notes thereto, of Webvan and the Independent Auditors' Report are filed as a part of this Form 10-K.

      Independent Auditors' Report................................   35
      Consolidated Balance Sheets.................................   36
      Consolidated Statements of Operations and Comprehensive
      Income(Loss)................................................   37
      Consolidated Statements of Shareholders' Equity.............   38
      Consolidated Statements of Cash Flows.......................   39
      Notes to Consolidated Financial Statements..................   40

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Webvan Group, Inc.:
Foster City, California

We have audited the accompanying consolidated balance sheets of Webvan Group, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and of cash flows for each of three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Deloitte & Touche LLP

San Jose, California
January 24, 2001
(March 28, 2001 as to Notes 2 and 17)

                      WEBVAN GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                    December 31, 2000               December 31, 1999
                                                                    -----------------               -----------------
Assets
    Current Assets:
         Cash and Equivalents                                          $   40,293                      $  60,220
         Marketable Securities                                            171,556                        578,561
         Inventories                                                       13,804                          1,508
         Related Party Receivable                                              48                            320
         Prepaid Expenses and Other Current Assets                          9,218                          3,678
                                                                       ----------                      ---------
               Total Current Assets                                       234,919                        644,287
    Property, Equipment and Leasehold Improvements, Net                   370,915                         99,978
    Deposits and Other Long Term Assets                                    72,127                         13,528
    Goodwill, net                                                         843,575                              -
                                                                       ----------                      ---------
                Total Assets                                           $1,521,536                      $ 757,793
                                                                       ==========                      =========
Liabilities and Shareholders' Equity
    Current Liabilities:
       Accounts Payable                                                $   18,473                      $  18,333
       Accrued Liabilities                                                 87,906                         16,030
       Current Portion of Long-term Obligations                            13,930                          4,306
                                                                       ----------                      ---------
              Total Current Liabilities                                   120,309                         38,669
    Long-term Obligations                                                  42,210                         12,147
    Redeemable Common Stock                                                     -                          1,725
    Shareholders' Equity:
        Common stock, $.0001 par value;
         800,000 shares authorized:
         476,746 and 321,582 issued and
         outstanding at December 31,
         2000 and December 31, 1999,
         respectively                                                          48                             32
        Additional Paid-in Capital                                      2,011,041                        964,536
        Deferred Compensation                                             (40,587)                       (99,178)
        Accumulated Deficit                                              (612,702)                      (159,413)
        Accumulated Other Comprehensive Income (Loss)                       1,217                           (725)
                                                                       ----------                      ---------
                 Total Shareholders' Equity                             1,359,017                        705,252
                                                                       ----------                      ---------
                 Total                                                 $1,521,536                      $ 757,793
                                                                       ==========                      =========

                See notes to consolidated financial statements.

                      WEBVAN GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   (In thousands, except per share amounts)

                                                                   Year Ended December 31,
                                                         --------------------------------------
                                                             2000          1999         1998
                                                         ----------    -----------   ----------
 Net Sales                                               $ 178,456     $  13,305      $      -

 Cost of Goods Sold                                        131,239        11,289             -
                                                         ---------     ---------      --------
 Gross Profit                                               47,217         2,016             -
                                                         ---------     ---------       --------

 Sales and Marketing Expenses                               49,120        11,746             -
 Development and Engineering Expenses                       25,516        15,237         3,010
 General and Administrative Expenses                       292,335        92,406         8,825
 Amortization of Goodwill and Intangibles                   63,394             -             -
 Amortization of Deferred Compensation                      55,233        36,520         1,060
 Restructuring Charges                                      40,810             -             -
                                                         ---------     ---------      --------
    Total Expenses                                         526,408       155,909        12,895
                                                         ---------     ---------      --------

 Loss from Operations                                     (479,191)     (153,893)      (12,895)
 Interest Income                                            27,550        11,480           923
 Interest Expense                                            1,648         2,156            32
                                                         ---------     ---------      --------
 Net Interest Income                                        25,902         9,324           891
                                                         ---------     ---------      --------
 Net Loss                                                 (453,289)     (144,569)      (12,004)
 Unrealized Gain (Loss) on Marketable Securities             1,942          (729)            4
                                                         ---------     ---------      --------
 Comprehensive Income (Loss)                             $(451,347)    $(145,298)     $(12,000)
                                                         =========     =========      ========
Basic and Diluted Net Loss Per Share                     $   (1.21)       $(1.43)       $(0.31)
                                                         =========     =========      ========
Shares Used In Calculating Basic and
  Diluted Net Loss Per Share                               374,124       101,044        39,344
                                                         =========     =========      ========

                See notes to consolidated financial statements.

                      WEBVAN GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                       Convertible              Convertible              Convertible
                                        Series A                  Series B                 Series C               Series D
                                      Preferred Stock          Preferred Stock          Preferred Stock         Preferred Stock
                                  -----------------------  ---------------------     ---------------------   ---------------------
                                     Shares      Amount      Shares      Amount         Shares      Amount     Shares      Amount
                                  ------------- --------  ------------  --------     ------------  --------  ------------  -------
Balances, January 1, 1998          112,582,992   10,754            -         -        -             -             -          -
Issuance of Series A Preferred,
 January 1998                           52,176        5
Issuance of Series B Preferred,
 net of $890 Issuance
Costs, May through September 1998                         39,101,304    34,823
Series B Preferred Warrants
 Granted for Debt, May 1998
Exercise of Options during 1998
Options Granted for Services,
 September and November 1998
Deferred Compensation
Amortization of Deferred
 Compensation
Accumulated Other Comprehensive
 Income
Net Loss
                                  ------------- --------  ----------  --------  ----------- --------  ------------  -------
Balances at December 31, 1998      112,635,168   10,759   39,101,304    34,823          -         -             -          -
Issuance of Series B Preferred,
 January 99                                                   12,000        11
Issuance of Series C Preferred,
 net of Issuance Costs ($2,363)                                                  32,341,200    72,776
Issuance of Series D Preferred,
  net of Issuance Costs ($100)                                                                          21,670,605    274,900
Exercise of Warrants                                                               150,000       349
Conversion of Preferred Stock into
 Common Stock                     (112,635,168) (10,759) (39,113,304)  (34,834)(32,491,200)  (73,125)  (21,670,605)  (274,900)
Exercise of Options during 1999
Issuance of Common Stock
Options and Shares Issued for
 Services Rendered
Public Stock Offering, net of cost
 of $28,603
Executive Stock Issuance,
 September, 1999
Executive Option Issuance,
 September, 1999
Deferred Compensation
Amortization of Deferred
 Compensation
Accumulated Other Comprehensive
 Loss
Issuance of Shareholder Note
Reclassify Common Stock over
 Par to Additional Paid-in
 Capital
Net Loss
                                  ------------- --------  ----------  --------  ----------- --------  ------------  -------
Balances at December 31, 1999                -        -           -         -           -         -             -        -
Cashless Exercise of Warrants
Exercise of Stock Options
 during 2000
Deferred Compensation
Amortization of Deferred
 Compensation
Issuance of Warrant
Expiration of Redeemable
 Common Stock
Options and Shares Issued for
 Services Rendered
Cancellation of Options
 and Shares Issued
Employee Stock Purchase Plan
Net Write Down of Shareholder Note
Shares Issued for Merger with
 HomeGrocer
Accumulated Other Comprehensive
 Income
Net Loss
                                  ------------- --------  ----------  --------  ----------- --------  ------------  -------
Balance at December 31, 2000                  -        -         -         -            -         -             -        -
                                  ============= ========  ==========  ========  =========== ========  ============  =======
                                                                                                       Net Unrealized
                                         Common Stock                                                  Gain (Loss) on    Total
                                     --------------------     Additional     Deferred     Accumulated   Marketable    Shareholders'
                                       Shares     Amount   Paid-in Capital  Compensation   Deficit      Securities       Equity
                                     ---------  ---------  ---------------  -----------   -----------  -------------  ------------
Balances, January 1, 1998             64,394,472        58            -              -        (2,840)          -           7,972
Issuance of Series A Preferred,
 January 1998                                                                                                                  5
Issuance of Series B Preferred,
 net of $890 Issuance                                                                                                          -
Costs, May through September 1998                                                                                         34,823
Series B Preferred Warrants
 Granted for Debt, May 1998                                        1,679                                                   1,679
Exercise of Options during 1998       14,195,250        66                                                                    66
Options Granted for Services,
 September and November 1998                                           7                                                       7
Deferred Compensation                               11,797                      (11,797)                                      -
Amortization of Deferred
 Compensation                                                                     1,060                                    1,060
Accumulated Other Comprehensive
 Income                                                                                                            4           4
Net Loss                                                                                     (12,004)                    (12,004)
                                    -----------  --------  ----------------  ----------  -----------  ---------------  ---------
Balances at December 31, 1998         78,589,722    11,921        1,686         (10,737)     (14,844)              4      33,612
Issuance of Series B Preferred,
 January 99                                                                                                                   11
Issuance of Series C Preferred,
 net of Issuance Costs ($2,363)                                                                                           72,776
Issuance of Series D Preferred,
  net of Issuance Costs ($100)                                                                                           274,900
Exercise of Warrants                     379,000                   3,563                                                   3,912
Conversion of Preferred Stock into
 Common Stock                        205,910,277   393,618                                                                     -
Exercise of Options during 1999        6,186,887     1,299                                                                 1,299
Issuance of Common Stock                 450,000     2,246                                                                 2,246
Options and Shares Issued for
 Services Rendered                        67,000       378            31                                                     409
Public Stock Offering, net of cost
 of $28,603                           28,750,000   402,648                                                               402,648
Executive Stock Issuance,
 September, 1999                       1,250,000    15,000                                                                15,000
Executive Option Issuance,
 September, 1999                                    12,000                                                                12,000
Deferred Compensation                              124,961                     (124,961)                                      -
Amortization of Deferred
 Compensation                                                                    36,520                                   36,520
Accumulated Other Comprehensive
 Loss                                                                                                       (729)           (729)
Issuance of Shareholder Note                        (4,783)                                                               (4,783)
Reclassify Common Stock over
 Par to Additional Paid-in
 Capital                                         (959,256)          959,256                                                    -
Net Loss                                                                                    (144,569)                   (144,569)
                                    -----------  --------  ----------------  ----------  -----------  ---------------  ---------
Balances at December 31, 1999       321,582,886        32           964,536     (99,178)    (159,413)      (725)         705,252
Cashless Exercise of Warrants           881,685                                                                                -
Exercise of Stock Options
 during 2000                         11,195,874         1             3,330                                                3,331
Deferred Compensation                                                10,721     (10,721)                                       -
Amortization of Deferred
 Compensation                                                                    55,233                                   55,233
Issuance of Warrant                                                     331                                                  331
Expiration of Redeemable
 Common Stock                         4,785,000         1             1,753                                                1,754
Options and Shares Issued for
 Services Rendered                                                   (2,842)      3,532                                      690
Cancellation of Options
 and Shares Issued                                                  (10,467)     10,547                                       80
Employee Stock Purchase Plan                                          1,155                                                1,155
Net Write Down of Shareholder Note                                    4,527                                                4,527
Shares Issued in Merger with
 HomeGrocer                         138,300,676        14         1,037,997                                            1,038,011
Accumulated Other Comprehensive
 Income                                                                                                         1,942      1,942
Net Loss                                                                                    (453,289)                   (453,289)
                                    -----------  --------  ----------------  ----------  -----------  ---------------  ---------
Balance at December 31, 2000        476,746,121        48         2,011,041     (40,587)    (612,702)           1,217  1,359,017
                                    ===========  ========  ================  ==========  ===========  ===============  =========

                      WEBVAN GROUP,INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Year Ended December 31,
                                                           ---------------------------------------------
                                                                2000            1999           1998
                                                           --------------  -------------- --------------

Cash Flows From Operating Activities:
   Net Loss                                                $    (453,289)    $  (144,569)    $  (12,004)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                94,312           7,712            263
     Accretion on redeemable common stock                             29             423          1,242
     Amortization of deferred compensation                        55,233          36,520          1,060
     Restructuring charges                                        38,289              -              -
     Stock compensation and options issued for
      services, net                                                3,765          29,020              7
     Provision for loss on notes receivable                        7,044
     Issuance of warrants                                             -            2,173             -
     Changes in operating assets and liabilities:
      Inventories                                                 (4,995)         (1,508)            -
      Prepaid  expenses and other current assets                   4,573          (3,684)           (109)
      Accounts payable                                            (3,925)          8,105           6,643
      Accrued liabilities                                        (11,647)          6,499             588
      Deferred rent                                                7,531             511              90
                                                          --------------    ------------    ------------
       Net cash used in operating activities                    (263,080)        (58,798)         (2,220)
                                                          --------------    ------------    ------------

Cash Flows From Investing Activities:
   Purchases of property, equipment and leasehold
    improvements                                                (259,755)        (64,253)        (32,669)
   Cash acquired from merger with HomeGrocer                     101,064              -              -
   Sales of marketable securities                                615,743         278,973             -
   Purchases of marketable securities                           (196,255)       (850,535)         (2,681)
   Purchases of investments                                       (2,000)           (482)           (518)
   Deposits and other assets                                     (11,325)         (4,796)         (3,098)
                                                          --------------    ------------    ------------
       Net cash provided by (used in) investing activities       247,472        (641,093)        (38,966)
                                                          --------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from long-term debt                                       -               -           17,168
   Repayment of long-term debt                                    (4,542)         (3,221)           (471)
   Proceeds from capital lease financing                           1,251           2,200             794
   Repayment of capital lease obligations                         (1,876)           (511)            (32)
   Loan fees capitalized                                              -               -             (323)
   Net proceeds from Series A preferred stock                         -               -                5
   Net proceeds from Series B preferred stock                         -               11          34,823
   Net proceeds from Series C preferred stock                         -           73,125              -
   Net proceeds from Series D preferred stock                         -          274,900              -
   Shareholder note receivable                                    (2,517)         (4,783)             -
   Proceeds from common stock issued                               4,486           1,903              78
   Net proceeds from initial public offering                          -          402,648              -
   Stock issuance costs                                           (1,121)             -               -
   Proceeds from redeemable common stock issued                       -               -               48
                                                          --------------    ------------    ------------
     Net cash (used in) provided by financing
      activities                                                  (4,319)        746,272          52,090
                                                          --------------    ------------    ------------
Net (Decrease) Increase in Cash and Equivalents                  (19,927)         46,381          10,904
Cash and Equivalents, Beginning of Period                         60,220          13,839           2,935
                                                          --------------    ------------    ------------
Cash and Equivalents, End of Period                        $      40,293     $    60,220     $    13,839
                                                          ==============    ============    ============
Supplemental Cash Flow Information:
   Interest paid                                           $       3,196     $     2,436     $        32
                                                          ==============    ============    ============
Acquisition of HomeGrocer Net Assets:
   Tangible assets acquired                                $    (121,793)
   Intangible assets acquired                                   (935,650)
   Liabilities assumed                                           114,496
   Common stock issued                                         1,044,011
                                                          --------------
   Cash acquired from acquisition                          $     101,064
                                                          ==============


                See notes to consolidated financial statements.

                      WEBVAN GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          Organization -- Webvan Group, Inc. and subsidiaries (collectively, "Webvan" or the "Company") was incorporated in California on December 17, 1996 and reincorporated in Delaware in October 1999. Webvan is an Internet retailer offering home delivery of a variety of product offerings, including groceries, non-prescription drug products and other general merchandise. Webvan began selling and delivering products to the public in June 1999. As discussed in Note 3, in September 2000, Webvan acquired HomeGrocer, Inc. ("HomeGrocer"). The acquisition was accounted for as a purchase and HomeGrocer's operating results have been consolidated with Webvan's since September 5, 2000.

          Consolidation -- The accompanying consolidated financial statements include the accounts of Webvan and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

          Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash Equivalents -- Webvan considers all highly liquid instruments acquired with an original maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of Webvan's cash equivalents approximate their fair market value due to their highly liquid nature.

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

          Supplier Concentration -- During 2000, Webvan purchased goods for resale from numerous suppliers for its operations. During 2000, two significant suppliers of food products accounted for approximately 17% and 12% of Webvan's purchases for resale, respectively, and during 1999, two suppliers accounted for 34% and 12%, respectively. Although products are available from other sources, the vendors' inability to supply products in a timely manner could adversely affect Webvan's ability to satisfy customer demands.

          Inventory Valuation -- Webvan values its inventories of goods available for sale using the weighted average cost method and states its inventory at the lower of cost or market.

          Property, Equipment and Leasehold Improvements -- Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation on property and equipment is taken on assets placed into service using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the improvements.

          Webvan evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Webvan assesses the impairment of long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Impairments are recognized when the net book value of assets exceed future undiscounted cash flows attributable to such assets.

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

          Stock Options -- As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Webvan accounts for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required by SFAS No. 123, the pro forma impact on earnings and earnings per share resulting from the fair value method is disclosed in Note 9. Webvan accounts for Stock options issued to non-employees under the provisions of SFAS No.123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

          Revenue Recognition -- Webvan recognizes revenues from product sales and delivery, net of returns and discounts, when the products are delivered to customers. Net revenues include the impact of approximately $8.5 and $.2 million in promotional discounts and allowances in the years ended December 31, 2000 and 1999, respectively.

          Cost of Goods Sold -- Cost of goods sold consist of product costs, inbound freight costs, and inventory scrap and obsolescence, offset by certain vendor allowances and credits that relate to Webvan's buying and merchandising activities, which are recognized as earned. Approximately $64.4 million and $7.6 million of warehouse and delivery related costs are included in General and Administrative Expenses in 2000 and 1999, respectively. In addition, Amortization of Deferred Compensation includes $4.6 million and $2.4 million related to warehouse and delivery personnel in 2000 and 1999, respectively.

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

          Capitalized Software and Web Site Development Costs -- Webvan capitalizes internally developed software costs and web site development costs in accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force ("EITF") 00-2, "Accounting for Web Site Development Costs." Capitalized costs are amortized on a straight line basis over the useful life of the software once it is placed into service.

          Segment Reporting -- The Company follows SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprises' business segments and related disclosures about its products, services, geographic areas and major customers. Webvan operates in one segment in the United States.

          Start-Up Costs -- Webvan expenses the costs of start-up activities and organization costs as they are incurred, in accordance with SOP 98-5, "Reporting on the Cost of Start-up Activities."

          Reclassifications -- Certain prior year balances have been reclassified to conform to the current year presentation.

          Recently Issued Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Webvan has adopted SFAS 133 effective January 1, 2001. Management does not believe the adoption of SFAS 133 will have a significant impact on the financial position, results of operations, or cash flows of Webvan.

2.   Ability to Continue Operations

          The accompanying financial statements have been prepared assuming that Webvan will continue as a going concern. Webvan has experienced recurring net losses of $453.3 million, $144.6 million and $12.0 million during the years ended December 31, 2000, 1999 and 1998, respectively. As a result, Webvan has an accumulated deficit of $612.7 million as of December 31, 2000. Operating and investing activities resulted in net cash consumption of $15.6 million, $699.9 million, and $41.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Webvan may continue to suffer significant net losses and a negative cash flow from operations. These matters raise substantial doubt about Webvan's ability to continue as a going concern.

          Webvan's continued existence is dependent upon several factors, including its ability to increase revenue levels and reduce costs of operations to generate positive cash flows. Although Webvan has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. In response to current conditions and as a part of its ongoing corporate strategy, Webvan has instituted and continues to pursue initiatives intended to increase liquidity, reduce costs, enhance gross profit margins and better position the Company to compete under current market conditions. Several completed and ongoing initiatives are summarized below.

          Webvan has instituted initiatives that have reduced the level of orders required to achieve cash-flow profitability at any particular facility. These initiatives include reducing the infrastructure required to process orders, raising the minimum order size required for free delivery, extending the delivery window in certain markets from a 30 minute to a 60 minute duration, and outsourcing operations that are done more efficiently by third parties. In addition, Webvan has restructured its headquarters operations to reflect the synergies arising from the merger with HomeGrocer and Webvan's scaled-back operations. As a result, since September 2000, Webvan has reduced its workforce by approximately 1300 employees or 27%. In addition, management has indicated that it will, as necessary, continue to pursue cost reductions. As necessary, management will pursue additional debt or equity financing.

          In an effort to increase revenue, during the first quarter of 2001, Webvan commenced initiatives aimed at further enhancing the customer shopping experience and value proposition, including redesigning its Webstore, providing on-line coupons and launching frequent shopper programs. Webvan also launched a new marketing campaign to build its brand and is utilizing efficient marketing techniques such as direct marketing to strengthen Webvan's relationship with existing customers and targeted marketing to attract new customers.

          While Webvan is aggressively pursuing these actions, as discussed above, there can be no assurance that the Company will be successful in its efforts to achieve future profitable operations, generate sufficient cash from operations or obtain additional funding sources. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   ACQUISITION

          On September 5, 2000, Webvan completed its merger with HomeGrocer, Inc., an Internet retailer that provided home delivery of groceries and other consumer products. To effect the merger, Webvan issued 138.3 million shares of common stock in exchange for all of HomeGrocer's common stock outstanding. Webvan exchanged 1.07605 shares of its common stock for each share of HomeGrocer common stock. In addition, all outstanding HomeGrocer stock options were converted at the same exchange ratio into options to purchase approximately 19.6 million shares of Webvan common stock. The total purchase price was approximately $1,044.0 million. The purchase price in excess of identified tangible and intangible assets was approximately $901.6 million, which was recorded as goodwill, and is being amortized on a straight line basis over 5 years. The merger was accounted for under the purchase method of accounting. The total purchase cost of the HomeGrocer merger is as follows (in thousands):

          Value of Common Stock Issued                           $  996,513
          Assumption of HomeGrocer Common Stock options              44,731
          Transaction Costs and Expenses                              2,767
                                                                 ----------
          Total Consideration                                    $1,044,011
                                                                 ==========

          Following purchase accounting, the purchase price was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill. Such allocations are subject to final determination based on real estate and other contract termination costs, leasehold and equipment valuations, and a review of the books, records and accounting policies of HomeGrocer, which are expected to be complete before the end of the second quarter of fiscal 2001. Accordingly, the final allocations may be different from the amount reflected herein, although management does not believe such differences will be material.

          In connection with the acquisition, the fair value of assets and liabilities acquired were as follows (in thousands):

          Cash, receivables and other current assets             $  124,935
          Property, plant and equipment and other
          non current assets                                         94,691
          Note receivable from stockholder                            3,231
          Goodwill and other intangible assets                      935,650
          Current liabilities assumed                               (86,950)
          Long-term liabilities assumed                             (27,546)
                                                                 ----------
          Net Assets Acquired                                    $1,044,011
                                                                 ==========

          Other intangible assets consist of $34.1 million pertaining to customer lists, workforce in place and technology, which are being amortized on a straight line basis over two years.

          The following table presents unaudited pro forma combined revenues, net income and earnings per share for Webvan Group, Inc. as if the merger had been consummated at the beginning of the periods presented, under the purchase accounting method:

                                                         Unaudited
                                            --------------------------------------
                                            Fiscal Year Ended   Fiscal Year Ended
                                               December 31,        December 31,
                                                   2000               1999
(in millions, except per share amounts)

Revenues                                         $ 259.7             $  35.0
Net Loss                                         $(736.2)            $(429.4)
Net Loss per Share
 Basic and Diluted                               $ (1.62)            $ (1.32)

          The pro forma net loss includes the impact of amortization of goodwill of $200.8 million in each of the fiscal years ended December 31, 2000 and 1999.

          The pro forma combined consolidated financial data does not reflect any cost savings anticipated as a result of the merger and is not indicative of actual results of the combined entities had the merger been consummated at the beginning of the periods presented, nor is it necessarily indicative of future results of operations.

4.   RESTRUCTURING CHARGE

          During the year ended December 31, 2000, Webvan recorded a restructuring charge of $40.8 million to account for estimated costs in connection with its modified rollout schedule. As Webvan had incurred construction costs and real estate obligations in markets where HomeGrocer had existing operations, Webvan suspended its plans to enter these locations as well as certain other locations, thereby incurring a write down of certain construction in progress assets, as well as incurring liabilities to exit certain real estate obligations. Webvan is evaluating the affected sites and is pursuing the most economical option, including subleasing or terminating the respective leases. Webvan anticipates such activities related to completing the real estate transactions will be substantially completed by the end of the second quarter of 2001. Included in the $40.8 million charge, $24.6 million pertained to writing down construction in progress assets and $16.2 million pertained to severance and the estimated cost of exiting leased facilities. Webvan recorded liabilities of $15.7 million for anticipated payments resulting from the restructuring charge, of which, $11.8 million was unpaid as of December 31, 2000.

5.   MARKETABLE SECURITIES

          The fair value of marketable securities at December 31, 2000 and 1999 are presented below. Fair values are based on quoted market prices. Webvan's marketable securities are classified as available-for-sale, as Webvan intends to sell them as needed for operations. Balances at year-end consist of the following (in thousands):

                                                                   DECEMBER 31, 2000
                                                      ------------------------------------------
                                                                      UNREALIZED
                                                      AMORTIZED       GAIN (LOSS)        MARKET
                                                        COST         ON INVESTMENTS      VALUE
                                                      ---------      --------------      -------
Money market funds.................................    $  5,744       $   --            $  5,744
US government instruments..........................      51,101        1,078              52,179
Asset backed securities............................      40,968          175              41,143
Commercial paper...................................      62,356          (17)             62,339
Foreign debt securities............................           -            -                   -
Corporate notes....................................      46,567          (19)             46,548
                                                       --------       ------            --------
     Total.........................................     206,736        1,217             207,953
                                                       --------       ------            --------
Less amounts included in cash and equivalents .....      36,408          (11)             36,397
                                                       --------       ------            --------
                                                       $170,328        1,228            $171,556
                                                       ========       ======            ========

                                                                   DECEMBER 31, 1999
                                                      ------------------------------------------
                                                                      UNREALIZED
                                                      AMORTIZED       GAIN (LOSS)         MARKET
                                                         COST        ON INVESTMENTS       VALUE
                                                      ---------      --------------      --------
Money market funds.................................    $ 47,470       $  --               $ 47,470
US government instruments..........................     329,990         654                330,644
Asset backed securities............................     160,505        (825)               159,680
Commercial paper...................................       5,505           2                  5,507
Foreign debt securities............................       1,683          (5)                 1,678
Corporate notes....................................      87,111        (551)                86,560
                                                       --------       -----               --------
     Total.........................................     632,264        (725)               631,539
Less amounts included in cash and equivalents......      52,975           3                 52,978
                                                       --------       -----               --------
                                                       $579,289       $(728)              $578,561
                                                       ========       =====               ========

6.   PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          Property, equipment and leasehold improvements at December 31, 2000, and 1999 consists of the following (in thousands):

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ---------      ---------
Computer equipment and software......................  $ 66,039       $18,122
Machinery and equipment..............................    80,090        20,184
Leasehold improvements...............................    97,350        21,816
Vehicles.............................................    24,674             -
Furniture and fixtures...............................     6,111         2,656
                                                       --------       -------
                                                        274,264        62,778
Accumulated depreciation and amortization............   (35,282)       (7,260)
                                                       --------       -------
                                                        238,982        55,518
Construction in progress.............................   131,933        44,460
                                                       --------       -------
Property, equipment and leasehold improvements, net..  $370,915       $99,978
                                                       ========       =======


          Equipment under capital leases amounted to $19.6 million and $3.0 million at year end 2000 and 1999, respectively. Accumulated amortization on capital leases as of year end 2000 and 1999 was $2.2 million and $0.9 million, respectively.

          Construction in progress includes costs incurred in the construction of Webvan's distribution centers. Such costs include the purchase and installation of materials handling equipment, refrigeration and freezer storage units, and related finance charges.

7.   BORROWING ARRANGEMENTS

          In December 1998, Webvan entered into a $17.0 million loan and security agreement. The loan is payable in monthly installments of $0.5 million from January 1999 through June 2002 with an additional $2.6 million payment of the remaining balance payable in June 2002. Based upon this repayment schedule, the imputed interest on this loan is 16.33%. The loan is secured by certain assets.

          Related to the above financing, Webvan issued warrants to the lenders to purchase an aggregate of 2,233,578 shares at an exercise price of $0.91 per share. The fair value of the warrants at the date granted was $1.6 million and was capitalized with loan fees (see Note 10). Webvan also paid $0.3 million in loan fees. The loan fees are being amortized over the 42 month term of the loan.

          In September 1999, HomeGrocer entered into a Subordinated Loan and Security Agreement which was assumed by Webvan in the merger. The loan is for $10 million, and is payable in 36 equal monthly installments bearing interest at 11%. As of December 31, 2000, $7.5 million was outstanding on this loan. In addition, HomeGrocer granted the lender a warrant to purchase 296,841 shares at an exercise price of $5.39 per share (as converted into Webvan Common shares). Such shares were converted to Webvan common shares at the time of the merger. The fair value of the warrant was $1.4 million when granted and is being amortized over 40 months, the term of the Subordinated Loan and Security Agreement.

          Future principal maturities under loan agreements as of December 31, 2000 are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
- ------------
2001...........................................   $ 8,392
2002...........................................     9,022
2003...........................................       744
2004...........................................        54
2005...........................................         6
                                                  -------
                                                   18,218
Less current maturities........................     8,392
                                                  -------
                                                  $ 9,826
                                                  =======

CAPITAL LEASE OBLIGATIONS

          In March 1998, Webvan entered into a $3.0 million non-revolving master lease agreement. As part of the leasing arrangement, warrants for 164,232 shares were granted to the provider at an exercise price of $0.91 per share. The $115,000 fair value of the warrants at the date granted has been capitalized with loan fees and is being amortized over 36 to 48 months (see Note 10).

          In November 1998, HomeGrocer entered into a $3.0 million nonrevolving master lease agreement. During fiscal 1999, this lender provided an additional $5.0 million of lease financing. As part of its merger with HomeGrocer, Webvan assumed these lease liabilities.

          In August 1999, HomeGrocer entered into a lease agreement and a related financing agreement with finance companies for delivery vehicles. This lease was assumed by Webvan as part of its merger with HomeGrocer. Under the terms of the lease, Webvan leases certain delivery vehicles and is obligated to pay a guaranteed residual value of $12,500 per vehicle at the end of the lease term. HomeGrocer entered into a financing agreement for a revolving line of credit under which Webvan may borrow up to $20.0 million for the purchase of delivery vehicles or to finance the lease of such vehicles.

          Future minimum lease payments under the capital lease agreements as of December 31, 2000 are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
- ------------
2001...........................................   $ 7,812
2002...........................................     7,306
2003...........................................     5,247
2004...........................................     3,409
2005...........................................     3,409
Thereafter.....................................     7,037
                                                  -------
Total future minimum lease payments............    34,220
Less portion relating to interest..............     7,184
                                                  -------
Total capital lease obligations................    27,036
Less current portion...........................     5,479
                                                  -------
Total long-term portion........................   $21,557
                                                  =======

8.   SHAREHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

          From October 1997 through January 1998, Webvan sold 112,635,168 shares of Series A preferred stock at $.0958 per share. From May through September 1998, Webvan sold 39,113,304 shares of Series B preferred stock at $.91 per share. From January through April 1999, Webvan sold 32,341,200 shares of Series C preferred stock at $2.32 per share. In September 1999, Webvan issued 150,000 shares of Series C preferred stock related to the exercise of warrants. In July 1999, Webvan sold 21,670,605 shares of Series D preferred stock at $12.69 per share. In November 1999, at the closing of Webvan's initial public offering, all of Webvan's preferred stock was converted into 205,910,277 shares of common stock on a share for share basis.

          The Board of Directors is authorized, without shareholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock, in one or more series, each of the series to have rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. No shares of this preferred stock have been issued.

COMMON STOCK

          At December 31, 2000, Webvan had 800,000,000 authorized shares of common stock of which 476,746,000 were issued and outstanding. Webvan has the right to repurchase certain shares until vesting is completed (See Note 11). At December 31, 2000, Webvan had reserved 149,607,000 shares for issuance under stock option plans (including options granted but not exercised).

          During 1998, Webvan recorded redeemable common stock, representing common stock sold to employees who had put rights. The put rights allowed the shareholders to sell to Webvan, at a price of $0.3658 per share, 2,871,000 shares of common stock after February 1999, and an additional 1,914,000 shares of common stock after February 2000. Redeemable common stock was originally recorded at its $0.0125 fair value as determined by the board of directors, and was accreted to the redemption amounts as compensation expense over the period the put rights became exercisable. These rights expired in March 2000.

9.   STOCK OPTION PLAN

          On September 17, 1997, Webvan adopted the 1997 Stock Plan (the "1997 Plan"). A total of 108,546,320 shares of Webvan's common stock have been reserved for issuance under the 1997 Plan, which expires on September 17, 2007. Options are granted at fair market value at the date of grant based on the prior day's closing stock price. As provided for in the 1997 Plan, incentive and non-statutory stock options may be granted to employees, officers, directors or consultants. Incentive options may only be granted to employees and at an exercise price of no less than fair value on the date of grant. Non-statutory options may be granted at less than fair value; such options may not be granted at less than fair value in order to qualify as "performance based compensation" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. For owners of more than 10% of Webvan's stock, incentive options may only be granted for an exercise price of no less than 110% of fair value. Options generally become exercisable at a rate of 25% on the one year anniversary of the vesting commencing date, which may precede the grant date, with an additional 6.25% exercisable at the end of each quarter thereafter until fully vested at the end of the fourth year. The term of an incentive option may not exceed five years for grants to owners of more than 10% of Webvan's voting power, nor exceed ten years for all other option holders.

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

          As of December 31, 2000, there were approximately 149,607,000 shares reserved in the option pools for the NSO Plan and the 1997 Plan. At
December 31, 2000, shares of common stock available for future options grants under the 1997 Plan and the NSO Plan totaled approximately 37,500,000 million.

Stock option activity under Webvan's plans is summarized as follows:


                                                                  NUMBER OF
                                                                   SHARES           WEIGHTED AVERAGE
                                                                (IN THOUSANDS)       EXERCISE PRICE
                                                                --------------      ----------------
Balance, December 31, 1997 (none exercisable)................         12,480           $0.00081
Options granted during 1998 (weighted average fair value of
 $0.01740)...................................................         46,437            0.10546
Options exercised during 1998................................        (18,981)           0.00645
Options canceled during 1998.................................         (3,210)           0.02735
                                                                     -------
Balance, December 31, 1998...................................         36,726            0.12758
Options granted during 1999(weighted average fair value of
 $8.64133)...................................................         42,793            7.51307
Options exercised during 1999................................         (6,187)           0.20936
Options canceled during 1999.................................         (1,827)           1.96871
                                                                     -------
Balance, December 31, 1999...................................         71,505            4.48233
Options granted during 2000(weighted average fair value of
 $3.81029)...................................................         25,443            3.08906
Options exercised during 2000................................        (10,987)           0.30249
Options canceled during 2000.................................        (15,814)           4.47187
Options granted in HomeGrocer Merger.........................         10,501            3.81679
                                                                     -------
Balance, December 31, 2000...................................         80,648           $4.51554
                                                                     =======

       Additional information regarding options outstanding as of December 31, 2000 is as follows:


                                             OPTIONS OUTSTANDING
                              -------------------------------------------------         OPTIONS EXERCISABLE
                                 NUMBER       WEIGHTED AVERAGE                    ---------------------------
                               OUTSTANDING        REMAINING                         NUMBER
                                  AS OF       CONTRACTUAL LIFE   WT'ED AVERAGE    EXERCISABLE     W'TED AVE
RANGE OF EXERCISE PRICES        12/31/00           (YEARS)      EXERCISE PRICE     12/31/00       EXER. PRICE
- ------------------------      ------------    ----------------  --------------    -----------    ------------
$ 0.00083 - $ 0.10000          14,045,995           6.69          $ 0.05827       4,626,391        $ 0.05238
$ 0.24000 - $  .66667           7,214,812           8.57          $ 0.43110       2,164,300        $ 0.45498
$ 0.96880 - $  .96880          12,996,699           9.82          $ 0.96880         134,949        $ 0.96880
$ 1.35000 - $ 4.25000          10,354,202           8.77          $ 2.89313       4,068,699        $ 2.76221
$ 4.53120 - $ 7.79000           5,156,323           9.30          $ 5.11439       1,326,197        $ 5.27003
$ 8.00000 - $ 8.00000          15,000,000           8.72          $ 8.00000       6,750,000        $ 8.00000
$ 8.37000 - $11.00000          12,231,010           8.91          $10.01536       2,767,947        $10.51234
$12.00000 - $23.00000           3,648,647           8.90          $13.38110         793,031        $13.44586
                               ----------           ----          ---------      ----------        ---------
$ 0.00083 - $23.00000          80,647,688           8.61          $ 4.51554      22,631,514        $ 5.69853


ADDITIONAL STOCK PLAN INFORMATION

     As discussed in Note 1, Webvan accounts for its stock-based awards using the intrinsic value method in accordance with APB 25. Based on the stock value and exercise prices, during the year ended December 31, 2000, $56.6 million of compensation expense has been recognized in the financial statements for employee stock arrangements, including $55.2 million of amortization of deferred compensation. During the year ended December 31, 1999, $67.7 million of compensation expense was recognized, including $36.5 million of amortization of deferred compensation. During the year ended December 31, 1998, $2.3 million of compensation expense was recognized, including $1.1 million of amortization of deferred compensation.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Webvan had adopted the fair value method as of the beginning of the period ended December 31, 1997. Webvan's calculations were made with the following weighted average assumptions for 2000, 1999 and 1998: expected life of 60 months following the grant date; risk free interest rates of 5.5% for 2000 and 6.0% for 1999 and 1998; and no dividends during the expected term. As to volatility, the assumed value for 2000, 1999 and 1998 was 145%, 80% and 0%, respectively. Forfeitures are recognized as they occur. If the computed fair value of 2000, 1999 and 1998 awards had been charged to compensation over the vesting period of the awards, the net loss would have been $596.4 million $(1.60) per share, (basic and diluted) in 2000, $158.6 million $(1.57) per share, (basic and diluted) in 1999, and $12.0 million $(0.31) per share, (basic and diluted) in 1998.

10. NONCASH FINANCING ACTIVITIES

STOCK AND OPTIONS FOR SERVICES

      Webvan issued the following shares and options for certain consulting or recruiting services that represent non-cash operating expenses (in thousands, except per share amounts):

                                                                                    DATE      NUMBER    FAIR VALUE  FAIR VALUE AT
                                                                                   ISSUED    OF SHARES   PER SHARE  ISSUANCE DATE
                                                                                 ----------  ---------  ----------  -------------
Stock:
 Series A preferred stock......................................................     1998         51      $ 0.09583      $  5
 Common........................................................................     1999         67        14.3138       378


                                                                                              SHARES      EXERCISE
                                                                                    DATE     COVERED BY    PRICE     FAIR VALUE
                                                                                   ISSUED     OPTIONS    PER SHARE   GRANT DATE
                                                                                 ----------  ---------  ----------  -------------
Stock options:
 Common........................................................................     1998        160      $ 0.10000       $  7
 Common........................................................................     2000         48       10.79000          7

     All preferred shares and options were converted into common shares and options on a one for one basis at the time of Webvan's initial public offering in November 1999.

     In July 1999, Webvan issued Yahoo! an option to purchase up to 150,000 shares of Webvan common stock at a price of $3.33 per share. The option vests 6.25% each quarter contingent upon the continued service of Yahoo!'s Chairman on Webvan's Board of Directors. The fair value of the options at the grant date was determined to be $180,000 using the Black-Scholes option pricing model. Based upon the terms of the option, it is subject to variable plan accounting using the Multiple Award Method. The fair value of the remaining options was $10,000 and $1,945,000 at December 31, 2000 and 1999 respectively. Compensation expense related to these options amounted to approximately $130,000 for the year ended December 31, 2000 and $225,000 for the prior fiscal year.

DEFERRED COMPENSATION

     In connection with the grant of certain stock options to employees, and cancellation of other options for terminated employees, Webvan recorded net increases in deferred compensation of $0.2 million, $125.0 million and $11.8 million in 2000, 1999 and 1998, respectively. Additionally, Webvan recorded amortization of deferred compensation expense of $55.2 million, $36.5 million and $1.1 million for 2000, 1999 and 1998, respectively. The deferred compensation is generally being amortized over the four-year vesting period of the underlying options.

WARRANTS FOR DEBT

     Webvan issued the following warrants in connection with its long-term debt and capital lease arrangements (in thousands, except per share amounts):



                                SHARES
                       DATE   COVERED BY  EXERCISE PRICE  FAIR VALUE
                      ISSUED   WARRANTS     PER SHARE     GRANT DATE
                      ------  ----------  --------------  ----------
Series B preferred
stock warrants......    1998       2,398           $0.91      $1,679

     The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected life ranging from five to seven years; risk-free interest rate of 6% in 1999, 1998 and 1997; no dividends during the expected term and volatility ranging from 80% to 100%. The calculations are based on a single option valuation approach.

WARRANTS FOR SERVICES

     On July 8, 1999, Webvan signed an agreement (the "Agreement") with a contractor to design, develop and construct up to 26 distribution center warehouse facilities ("Distribution Centers") in the United States. The Agreement includes a five year exclusivity clause. The Agreement expires July 8, 2002, unless extended by written agreement. As part of the Agreement, the contractor was granted a warrant to purchase up to 1,800,000 shares of Webvan's Series C preferred stock at $2.32 per share (the "Warrant"). The Warrant was exercisable as to 150,000 shares on July 8, 1999 and generally becomes exercisable as to the remaining shares as Distribution Centers are completed by the contractor within agreed upon schedule and budgetary parameters. A portion of the Warrant shares will be forfeited to the extent schedule and budgetary parameters are not met for any Distribution Center.

     Under the applicable accounting guidelines in ETIF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the measurement date for the Warrant is July 8, 1999 as that is the performance commitment date. As of July 8, 1999, Webvan capitalized approximately $1.3 million for the first tranche of warrants, the fair value of the warrant related to the 150,000 exercisable shares, as determined by the board of directors and is amortizing that amount over the five year exclusivity period. No amount was capitalized as of that date for the fair value of the Warrant related to the non-exercisable shares as eventual exercisability is dependent on counter party performance. During fiscal year 2000, the contractor completed its first distribution within parameters, thereby earning its warrant for this particular distribution center, valued at $331,000. If and when the Warrant becomes exercisable as to additional shares, based on counter party performance, Webvan will capitalize additional cost based on the then current fair value of the warrant related to such additional exercisable shares.

11. NET LOSS PER SHARE

     Net loss per share is calculated by dividing the net loss by the weighted average shares outstanding for the period. The weighted average shares outstanding excludes certain shares subject to repurchase by Webvan. Shares subject to repurchase by Webvan include options exercised prior to vesting. Shares subject to repurchase by Webvan also include certain shares issued in 1997 which vest under the agreements pursuant to which they were issued. Of the shares issued in 1997, Webvan had the right to repurchase 36,000 of such shares at December 31, 2000, which will expire in the first quarter of 2001.

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):

                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        2000           1999           1998
                                                   ------------   ------------   ------------
Net loss (numerator), basic and diluted...........    $(453,289)     $(144,569)      $(12,004)
                                                      ---------      ---------      ---------
Shares (denominator):
 Weighted average common shares outstanding.......      380,580        123,101         76,934
 Weighted average common shares outstanding and
  subject to repurchase...........................       (6,456)       (22,057)       (37,590)
                                                      ---------      ---------       --------
Weighted average shares outstanding
- -- basic and diluted.............................       374,124        101,044         39,344
                                                      =========      =========       ========
Net loss per share, basic and diluted............     $   (1.21)     $   (1.43)      $  (0.31)
                                                      =========      =========       ========

     For the above-mentioned periods, Webvan had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands, except per share amounts):

                                                            YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                               2000          1999          1998
                                                             --------      --------      --------
Convertible preferred stock............................            --            --       151,736
Shares of common stock subject to repurchase ..........         3,340         9,945        33,500
Outstanding options....................................        80,648        71,684        36,905
Warrants...............................................         3,141         3,831         2,398
                                                             --------      --------      --------
 Total.................................................        87,129        85,460       224,539
                                                             ========      ========      ========
Weighted average exercise price of options.............      $4.51554      $4.48233      $0.12758
                                                             ========      ========      ========
Weighted average exercise price of warrants............      $2.07935       1.57870      $   0.91
                                                             ========      ========      ========

12. INCOME TAXES

     In 1999, when Webvan first generated revenues from operations, expenditures accumulated during Webvan's development stage started being amortized for income tax purposes over a five-year period. The deduction of these expenses for financial statement purposes in years preceding the deduction for income tax purposes is a temporary difference that creates a deferred tax asset. At statutory rates, the total deferred tax asset amounts to approximately $240.5 million which has been offset by a valuation allowance of the same amount due to lack of operating history combined with risks and uncertainties surrounding Webvan's ability to generate future taxable income.

     Significant components of Webvan's deferred tax assets and liabilities are as follows (in thousands):

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                             2000       1999
                                                                           --------   -------
Deferred tax assets:
 Net operating loss carryforwards........................................  $164,421   $35,779
Deferred compensation....................................................    50,313    22,310
Accrued Restructuring Costs..............................................    14,727        --
Start-up costs capitalized for tax purposes..............................     4,887     9,614
Other....................................................................     6,188       105
                                                                           --------   -------
Total deferred tax assets................................................   240,536    67,808
Valuation allowance......................................................  (240,536)  (67,808)
                                                                           --------   -------
Net deferred tax assets..................................................  $     --   $    --
                                                                           ========   =======

  At December 31, 2000 Webvan has federal net operating loss carryforwards of approximately $430.4 million, expiring from 2012 to 2020. Webvan has research tax credit carryforwards available to offset future federal taxes of $216,000, expiring from 2012 to 2020. Webvan has state net operating loss carryforwards of approximately $239.6 million, expiring from 2002 to 2005. The Company also has state tax credit carryforwards of approximately $1.6 million, which do not expire.

  Utilization of the net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Webvan's effective tax rate differs from the expected benefit at the federal statutory tax rate at December 31 as follows:

                                                                             2000    1999   1998
                                                                             ----    ----   ----
Federal statutory tax rate..................................................   35%     35%    35%
State taxes, net of federal benefit.........................................    6       6      6
Nondeductible goodwill amortization.........................................   (5)     --     --
Valuation allowance.........................................................  (36)    (41)   (41)
                                                                             ----    ----   ----
Effective tax rate..........................................................   --%     --%    --%
                                                                             ====    ====   ====

13. Leases

     Webvan leases facilities under noncancelable operating lease agreements which expire at various dates through 2014.

     Future lease payments under the lease agreements as of December 31, 2000 are as follows (in thousands):


     YEAR ENDING
     DECEMBER 31,
     ------------
          2001............................................  $ 47,645
          2002............................................    40,463
          2003............................................    40,967
          2004............................................    39,856
          2005............................................    37,316
     Thereafter...........................................   178,025
                                                            --------
               Total future lease payments................  $384,272
                                                            ========


          Facilities rent expense was $21.1 million, $4.7 million and $1.0 million for the periods ended December 31, 2000, 1999 and 1998, respectively.

14. EMPLOYEE BENEFIT PLANS

     Webvan has a 401(k) profit-sharing plan (the "401(k) Plan") that covers substantially all employees. The 401(k) Plan provides for voluntary salary reduction contributions of up to 15% of eligible participants' annual compensation subject to Internal Revenue Code limitations. Under the terms of the 401(k) Plan, Webvan will match 100% of employees' contributions for the first $500 and 25% thereafter to a maximum of $2,000 per year. Matching contributions made during 2000, 1999 and 1998 were $2,416,000, $503,000 and $81,000, respectively.

     In November 1999, Webvan introduced its Employee Stock Purchase Plan ("ESPP") to its associates. A total of 5,000,000 shares of common stock have been reserved for issuance under the ESPP. The first offering period commenced in November 1999 and ended in August 2000, and new offering periods end every six months thereafter. Under the ESPP, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld, up to a maximum of $25,000 annually, to purchase Webvan's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 2000, employees purchased approximately 300,000 shares of Webvan's common stock under the plan at a weighted average per-share price of $3.8505 representing the only purchase under the plan since its inception. The number of shares reserved for issuance under the ESPP will be subject to an annual increase on each anniversary beginning January 1, 2000 equal to the lesser of the number of shares issued under the ESPP in the prior year and an amount determined by Webvan's board of directors. The weighted average fair values of the 2000 awards were $2.635 per share. For determining pro forma earnings per share, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model using the following assumptions: (i.) dividend yield of 0.0%, (ii.) expected volatility of 145%, (iii.) risk-free interest rate of 5.5% and (iv.) expected life of one year.

15. RELATED PARTY TRANSACTIONS

     A general contractor of Webvan has subcontracted with an equipment manufacturer to install equipment in Webvan's distribution center. A total of $17.7 million of this work was completed by December 31, 2000 and is included in fixed assets. In November, 1998, Webvan acquired 1,000 shares of stock from this equipment manufacturer for a total amount of $1.0 million which represents a less than 10% interest in the manufacturer. This investment is included in other long-term assets.

     In September 1999, Webvan loaned an officer $4.8 million and in April 2000, loaned this officer an additional $1.9 million. The loan bears interest at 6.26%, is secured by 1.25 million shares of Webvan common stock, and matures in connection with the sale of the shares securing the note. Webvan recorded a $7.0 million reserve, including accrued interest, against this loan during fiscal year 2000 because the fair market value of the collateral securing the note was substantially less than the outstanding principal balance.

     In September 1999, Webvan loaned $2.2 million to a former officer of HomeGrocer and current director of Webvan. In September 1999, Webvan also loaned $1.0 million to a founder and former officer of HomeGrocer. These loans were made in connection with their exercises of stock options and purchases of common stock and bear interest at 5.98%. All principal and accrued interest under the loans remain outstanding, are recourse and are due and payable on September 9, 2004. Proceeds from the sale of any of the 7.7 million shares underlying these notes are initially applied toward repaying the loans.

     In May 2000, Webvan loaned an officer $0.5 million. The loan bears interest at 6.37%, is secured by 200,000 shares of Webvan common stock and provides for full recourse against the officer.

16. LITIGATION

     Webvan is a party to various litigation relating to claims arising out of its ordinary course of business. Webvan is not engaged in any legal proceedings that are expected individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

17. SUBSEQUENT EVENT

     During February 2001, Webvan elected to close its facility acquired from HomeGrocer located in Carrolton, Texas. The decision was principally based upon this operating unit's relatively weak operating performance in the Dallas marketplace. Webvan will record a restructuring charge related to this closure in its first fiscal quarter of 2001 of up to $60.0 million, of which, approximately $46.0 million represents a write down of goodwill and other intangible assets. The remaining $14.0 million represents a write down of approximately $12.0 million for asset impairments and $2.0 million for severance payments and the estimated costs to exit the leased facility.

18. SELECTED QUARTERLY DATA (UNAUDITED)
   (In thousands, except per share data)

                                                                                YEAR ENDED DECEMBER 31, 2000
                                                                         ------------------------------------------
                                                                          FIRST      SECOND     THIRD      FOURTH
                                                                         QUARTER    QUARTER    QUARTER     QUARTER
                                                                         --------   --------   --------    --------

Net Sales..............................................................  $ 16,269   $ 28,300   $  52,057   $  84,191
Gross Profit...........................................................  $  4,131   $  7,993   $  14,548   $  22,908
Net Loss...............................................................  $(57,815)  $(74,365)  $(147,973)  $(173,135)
Basic and Diluted Net Loss per Share...................................  $  (0.18)  $  (0.23)  $   (0.40)  $   (0.37)
Weighted Average Shares Outstanding
  Basic and Diluted....................................................   320,682    327,667     366,547     472,218


                                                                                 YEAR ENDED DECEMBER 31, 1999
                                                                         -------------------------------------------
                                                                          FIRST      SECOND      THIRD       FOURTH
                                                                         QUARTER    QUARTER     QUARTER     QUARTER
                                                                         --------   --------   ---------   ---------
Net Sales..............................................................  $     12   $    383   $  3,841   $  9,069
Gross Profit...........................................................  $      3   $    (27)  $    350   $  1,690
Net Loss...............................................................  $(11,690)  $(23,444)  $(60,437)  $(48,998)
Basic and Diluted Net Loss per Share...................................  $  (0.21)  $  (0.38)  $  (0.88)  $  (0.22)
Weighted Average Shares Outstanding
  Basic and Diluted....................................................    56,081     62,252     68,339    220,172


Item 9. Changes In and Disagreement With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 4, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item. 10. Directors and Executive Officers of the Registrant

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

Item. 11. Executive Compensation

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
- --------                     -----------------------
2.1(2)       Agreement and Plan of Reorganization by and between Registrant, Robin
               Merger Corporation and HomeGrocer.com, Inc.
3.1(1)       Restated Certificate of Incorporation of the Registrant
3.2(3)       Bylaws of the Registrant
4.1(1)       Specimen Common Stock Certificate
4.2(1)       Registration Rights Agreement dated October 29, 1997, as amended
10.1(1)      Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)*     1997 Stock Plan and form of agreements thereunder
10.3(1)*     1999 Employee Stock Purchase Plan
10.6(1)      Offer Letter dated June 5, 1997 between the Registrant and Mark J.
               Holtzman
10.8(1)      Warrant dated July 8, 1999 issued to Bechtel Corporation
10.9(1)      Warrant dated May 27, 1998 issued to Comdisco Ventures
10.10(1)     Warrant dated November 18, 1998 issued to Lighthouse Capital Partners
10.11(1)*    1999 Nonstatutory Stock Option Plan and form of agreements thereunder
10.12(1)     Employment Agreement between the Registrant and George T. Shaheen
10.13(1)     Offer Letter dated August 19, 1999 between the Registrant and Gregory
               Beutler
10.15(1)     Offer Letter dated October 2, 1999 between the Registrant and Robert
               H. Swan
10.16(1)     Offer Letter dated February 28, 2000 between the Registrant and F.
               Terry Bean
21.1         List of subsidiaries of the Registrant
23.1         Consent of Deloitte & Touche LLP, Independent Auditors
24.1         Power of Attorney (see page 57)

- --------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 333-84703), as amended.
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (file no. 333-42244), as amended.
(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 2000.

* Management contract or compensatory plan or arrangement required to be filed

14(b) REPORTS ON FORM 8-K:

On June 28, 2000, the Registrant filed a report on Form 8-K announcing the definitive Agreement and Plan of Reorganization by and between Registrant, Robin Merger Corporation and HomeGrocer.com, Inc.

On September 5, 2000 the Registrant filed a report on Form 8-K announcing that Robin Merger Corporation merged with and into HomeGrocer.com, Inc. and HomeGrocer.com Inc. became a wholly-owned subsidiary of Registrant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Foster City, California, on March 30, 2001.

                                     WEBVAN GROUP, INC.

                                     By:     /s/ GEORGE T. SHAHEEN
                                         ------------------------------------
                                         George T. Shaheen
                                         Chairman and Chief Executive Officer


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

  In accordance with the Exchange Act, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                        Signature                                                   Title
                        ---------                                                   -----
    /s/ George T. Shaheen
- ----------------------------------------------------------  Chairman of the Board of Directors and Chief Executive
        George T. Shaheen                                   Officer

   /s/ Robert H. Swan
- ----------------------------------------------------------  Chief Financial Officer and Chief Operating Officer
       Robert H. Swan                                       (Principal Financial and Accounting Officer)

   /s/ James Barksdale
- ----------------------------------------------------------  Director
       James Barksdale

   /s/ David M. Beirne
- ----------------------------------------------------------  Director
       David M. Beirne

   /s/ Christos M Costakos
- ----------------------------------------------------------  Director
       Christos M Costakos

   /s/ Tim Koogle
- ----------------------------------------------------------  Director
       Tim Koogle

   /s/ Mary Alice Taylor
- ----------------------------------------------------------  Director
       Mary Alice Taylor

   /s/ Michael J. Moritz
- ----------------------------------------------------------  Director
       Michael J. Moritz