Form 10-K/A
period 2000-12-31
WEBVAN GROUP INC
filed 2001-04-30
CIK 1092657

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               ----------------

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

                          AMENDED FILING OF FORM 10-K
                   TO INCLUDE CERTAIN ADDITIONAL INFORMATION

   This amendment is being filed for the sole purpose of including certain additional information required by Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    3

 Item 11. Executive Compensation........................................    5

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    8

 Item 13. Certain Relationships and Related Transactions................   11

 Signatures..............................................................  12

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Executive Officers--You should read Part I, Item 1, "Business--Executive Officers" for a description of persons who were Webvan's executive officers as of March 15, 2001.

   Directors--

                            Class and Year
                               in Which
          Name          Age  Term Expires          Principal Occupation
          ----          --- ---------------        --------------------
 James L. Barksdale....  58   Class I, 2003 Managing Partner, The Barksdale
                                            Group
 Christos M. Cotsakos..  52   Class I, 2003 Chief Executive Officer and
                                            Chairman of the Board, E*TRADE
                                            Group, Inc.
 Robert H. Swan........  40 Class III, 2002 Chief Executive Officer, Webvan
 Mary Alice Taylor.....  51 Class III, 2002 Director, Webvan
 David M. Beirne.......  37  Class II, 2001 Managing Member, Benchmark Capital
 Ronald D. Fisher......  53  Class II, 2001 Chief Executive Officer, SOFTBANK
                                            Global Ventures

   Set forth below is each director's principal occupation during the past five
(5) years. There are no family relationships among any directors or executive officers of Webvan.

   James L. Barksdale has served as a member of Webvan's Board since September 2000. From April 1999 to September 2000, Mr. Barksdale served as a director of HomeGrocer.com, Inc., an online grocery delivery service. Mr. Barksdale has been managing partner of The Barksdale Group, an investment and advisory group, since May 1999. Mr. Barksdale was President and Chief Executive Officer of Netscape Communications, Inc., a provider of internet utilities, products and services, from January 1995 until March 1999, when AOL-Time Warner, Inc. (formerly, America Online, Inc.) acquired Netscape. Mr. Barksdale is also a director of Fedex Corporation, myCFO.com, Inc., SubmitOrder.com, Inc., Barksdale Management Corporation, Respond.com, Inc., Sun Microsystems, Inc., and AOL-Time Warner, Inc. Mr. Barksdale holds a B.A. in business from the University of Mississippi.

   Christos M. Cotsakos has served as a member of Webvan's Board since May 1998. Mr. Cotsakos has been the Chief Executive Officer and Chairman of the Board of E*TRADE Group, Inc., an online financial services provider, since December 1998. Mr. Cotsakos joined E*TRADE Group, Inc. in March 1996 as President and Chief Executive Officer. From March 1992 to January 1996, he served as President, Co-Chief Executive Officer, Chief Operating Officer and a director of ACNielsen, Inc., a market research and analysis provider. Mr. Cotsakos serves as a director of National Processing Company, Inc., Digital Island, Inc., Critical Path, Inc., Fox Entertainment Group, Inc., PlanetRx.com, Inc. and Tickets.com, Inc. Mr. Cotsakos received a B.A. from William Paterson College, a M.B.A. from Pepperdine University and is currently pursuing a Ph.D. in economics at the Management School, University of London.

   David M. Beirne has served as a member of Webvan's Board since October 1997. Mr. Beirne has been a Managing Member of Benchmark Capital, a venture capital firm, since June 1997. Prior to joining Benchmark Capital, Mr. Beirne founded Ramsey/Beirne Associates, an executive search firm, and served as its Chief Executive Officer from October 1987 to June 1997. Mr. Beirne serves as a director of Scient Corporation, Kana Communications, Inc., 1-800-FLOWERS.COM, Inc., and PlanetRx.com, Inc. Mr. Beirne received a B.S. in Management from Bryant College.

   Ronald D. Fisher has served as a member of Webvan's Board since April 2001. Mr. Fisher currently serves as the Chief Executive Officer of SOFTBANK Global Ventures, a venture capital firm, and from October 1995 until 2001, he was Vice Chairman of SOFTBANK Holdings, Inc. From January 1990 to February 1996, Mr. Fisher was the Chief Executive Officer of Phoenix Technologies, Ltd., a developer and marketer of system software products for personal computers. Mr. Fisher is a director of E*Trade Group, Inc., Ziff Davis Publishing, Inc., ZDNet, Inc., and InsWeb Corp. Mr. Fisher earned a Bachelor of Commerce from the University of Witwatersand in South Africa and a M.B.A. from Columbia University.

   Robert H. Swan has served as Chief Executive Officer and member of Webvan's Board since April 2001. From February 2000 to April 2001, Mr. Swan served as Chief Financial Officer of Webvan and from October 1999 to February 2000 he served as Vice President, Finance. In September 2000, Mr. Swan was named Chief Operating Officer of Webvan. From September 1985 to October 1999, Mr. Swan held a variety of positions at General Electric Company, an electrical and electronic equipment manufacturer, most recently as Vice President, Finance and Chief Financial Officer of General Electric Lighting. From January 1997 to June 1998, Mr. Swan served as Vice President, Finance of General Electric Medical Systems in Europe. From October 1994 to January 1997, Mr. Swan served as Chief Financial Officer of General Electric Transportation Systems. Mr. Swan holds a B.S. in Management from the State University of New York at Buffalo and a M.B.A. from the State University of New York at Binghamton.

   Mary Alice Taylor has served as a member of Webvan's Board since September 2000. From September 1999 to September 2000, Ms. Taylor served as Chairman and Chief Executive Officer of HomeGrocer.com, Inc., an online grocery delivery service. Prior to joining HomeGrocer.com, Inc., Ms. Taylor served as Corporate Executive Vice President of Global Operations and Technology for Citigroup, a financial services organization, from January 1997 to September 1999. From June 1980 until December 1996, Ms. Taylor held various positions with Fedex Corporation, an overnight courier service, serving most recently as Senior Vice President of Ground Operations. Ms. Taylor also serves as a director of Autodesk, Inc., Allstate Insurance Company, Sabre, Inc., Blue Nile, Inc., and Dell Computer Corporation. Ms. Taylor holds a B.A. in finance from Mississippi State University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

   Based solely on Webvan's review of copies of filings made under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by Webvan, or written representations from certain reporting persons, Webvan believes that all Section 16(a) filings for fiscal year 2000 were made in a timely fashion, except that Mr. Robert H. Swan filed a late Form 5 and Mr. Gary Dahl will file a late Form 4. There were no previous late filings for these individuals.

Item 11. Executive Compensation

Compensation of Executive Officers

   The following table sets forth all compensation received for services rendered to Webvan and Webvan's subsidiaries in all capacities during the last three (3) fiscal years by (i) George T. Shaheen, who was Webvan's Chief Executive Officer during all of fiscal year 2000, (ii) Webvan's three (3) most highly compensated executive officers who were serving in that capacity at the end of fiscal year 2000 and (iii) one (1) other individual, Mark X. Zaleski, for whom Webvan would have provided disclosure under (ii) above but for the fact Mr. Zaleski resigned his position as an executive officer of Webvan before December 31, 2000. These five (5) individuals are referred to as Webvan's "Named Executive Officers."

                           Summary Compensation Table

                                                          Long term
                           Annual Compensation(1)        Compensation
                         ---------------------------     ------------
   Name and Principal    Fiscal                           Awards of      All Other
        Position          Year   Salary     Bonus          Options    Compensation(2)
   ------------------    ------ -------- -----------     ------------ ---------------
George T. Shaheen(3)....  2000  $506,281 $       --              --       $2,000
 Former President, Chief  1999   134,000  13,487,500(4)   15,000,000       1,375
 Executive Officer, and
 Director

Robert H. Swan(5).......  2000   302,625         --        2,300,000         --
 Chief Executive Officer  1999    69,000     450,000       1,000,000         --
 and Director,
 Former Chief Financial
 Officer

A. Peter Relan(6).......  2000   272,336         --              --        2,000
 Former Senior Vice       1999   154,217         --              --        2,000
 President, Technology
                          1998   141,538       7,692(8)    7,956,000       2,000

Mark X. Zaleski(7)......  2000   260,870         --              --        2,000
 Former Senior Vice       1999   348,875         --              --        2,000
 President,
 Area Operations          1998    13,000         --        3,789,360       2,000

F. Terry Bean(9)........  2000   239,458      50,000(10)     825,000       2,000
 Former Senior Vice
 President,
 Human Resources

--------
 (1) Other compensation in the form of perquisites and other personal benefits have been omitted in those cases where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

 (2) Represents 401(k) plan matching by Webvan.

 (3) Mr. Shaheen joined Webvan in September 1999 and resigned from Webvan in April 2001.

 (4) Consists of a signing bonus in an amount equal to the purchase price of 1,250,000 shares of common stock purchased by Mr. Shaheen pursuant to his September 1999 employment agreement.

 (5) Mr. Swan joined Webvan in October 1999.

 (6) Mr. Relan joined Webvan in February 1998 and resigned from Webvan in January 2001.

 (7) Mr. Zaleski joined Webvan in February 1998 and resigned from Webvan in September 2000.

 (8) This figure represents the value of Mr. Relan's sign-on bonus.

 (9) Mr. Bean joined Webvan in March 2000 and resigned from Webvan in April
     2001.

(10) This figure represents the value of Mr. Bean's sign-on bonus.

Option Grants In Fiscal Year 2000

   The following table sets forth information concerning grants of stock options to each of the Named Executive Officers during the fiscal year ended December 31, 2000.

                                       Individual Grants(1)
                         ------------------------------------------------
                                                                          Potential Realizable
                                   % of Total                             Value at Annual Rates
                                    Options   Exercise  Fair                 of Stock Price
                                   Granted to or Base   Value               Appreciation for
                                   Employees   Price   on Date               Option Term(3)
                          Options  in Fiscal    Per      of    Expiration ---------------------
          Name            Granted   Year(2)    Share    Grant     Date        5%        10%
          ----           --------- ---------- -------- ------- ---------- ---------- ----------
George T. Shaheen.......       --     --      $   --   $   --        --   $      --  $      --
Robert H. Swan..........   300,000    8.9%      8.375    8.375   3/21/10   1,580,097  4,004,277
                           400,000             0.9688   0.9688  10/27/10     243,709    617,607
                         1,600,000             0.2812   0.2812  12/20/10     282,952    717,056
F. Terry Bean(4)........   500,000    3.2%      8.375    8.375   3/21/10   2,633,496  6,673,796
                            50,000              8.375    8.375   3/21/10     263,349    667,000
                           275,000             0.9688   0.9688   3/21/10     167,550    424,604
A. Peter Relan..........       --     --          --       --        --          --         --
Mark X. Zaleski.........       --     --          --       --        --          --         --

--------
(1) Each of these options was granted pursuant to Webvan's 1997 Stock Plan or 1999 Nonstatutory Stock Option Plan and is subject to the terms of the plan pursuant to which it was granted. Under each plan shares vest cumulatively at the rate of 1/4th of the shares subject to the option on the first anniversary, and 1/16th of the shares subject to the option at the end of each quarter thereafter. The option for 50,000 shares granted to Mr. Bean vests six (6) months after the date of grant.

(2) In 2000, Webvan granted employees and consultants options to purchase an aggregate of 25,971,234 shares of Webvan common stock. This figure excludes options to purchase an aggregate of 10,868,105 shares that were assumed by Webvan pursuant to the HomeGrocer.com, Inc. merger effective in September 2000.

(3) The gains shown are hypothetical "option spreads" that would exist for the respective options granted. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% calculated from the date the option was granted over the full option term. These assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent Webvan's estimate or projection of future increases in the price of its common stock.

(4) Mr. Bean resigned as an officer of Webvan on April 13, 2001. Pursuant to his option agreement, Mr. Bean's options will expire on July 13, 2001, 90 days after the date of his resignation from Webvan.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option
Values

   The following table sets forth certain information concerning options exercised by the Named Executive Officers in fiscal 2000, and exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 2000.

                                                    Fiscal Year-End Option Values
                                               ---------------------------------------------
                                                                              Value of
                                                    Number of            Unexercised In-the-
                          Shares               Unexercised Options        Money Options at
                         Acquired              at Fiscal Year End        Fiscal Year End(3)
                            on        Value    ----------------------    -------------------
                         Exercise  Realized(1)  Vested      Unvested      Vested   Unvested
                         --------- ----------- ---------    ---------    -------- ----------
George T. Shaheen.......       --  $      --   6,750,000(2) 8,250,000(2) $    --  $      --
Robert H. Swan..........       --         --     433,334    2,866,666         --         --
F. Terry Bean...........       --         --      50,000      775,000         --         --
A. Peter Relan..........   424,840    446,082  1,198,160    2,505,000     546,720  1,143,031
Mark X. Zaleski......... 1,657,845  4,634,225        --           --          --         --

--------
(1) Equal to the fair market value of the purchased shares on the option exercise date, less the exercise price paid for such shares.

(2) The options are immediately exercisable for all of the option shares, but any shares purchased under those options will be subject to repurchase by Webvan at the original exercise price paid per share, if Mr. Shaheen ceases service with Webvan before vesting in those shares. The heading "Vested" refers to shares that were no longer subject to repurchase as of December 31, 2000, and the heading "Unvested" refers to shares subject to repurchase as of December 31, 2000. Mr. Shaheen resigned from his positions at Webvan on April 13, 2001.

(3) Based upon the closing price of Webvan common stock on December 29, 2000 of $0.4688 less the exercise price per share.

Compensation Arrangements

   Webvan directors do not receive cash or other compensation for services they provide as directors or as members of Board committees.

   George T. Shaheen, Webvan's former Chief Executive Officer, President and Board member, is a party to an agreement with Webvan effective as of September 19, 1999. Under the agreement, Webvan agreed to pay Mr. Shaheen a base salary of $500,000, subject to annual adjustment, and a target bonus of $250,000. In connection with this agreement, Mr. Shaheen was provided a bonus that he used to purchase 1,250,000 shares of fully vested Webvan common stock. In order to satisfy the tax obligations related to this bonus, Webvan also agreed to loan Mr. Shaheen $6.7 million at an annual interest rate of 6.2%, with the loan to be repaid solely from a portion of the gain realized by Mr. Shaheen upon the sale of shares of Webvan common stock issued to him in connection with his signing bonus or upon exercise of his Webvan stock options. $4.8 million of this amount was loaned in 1999 and another $1.9 million of this amount was loaned in April 2000. As of December 31, 2000, the outstanding balance on Mr. Shaheen's loans was approximately $7,000,000. In April 2001, Mr. Shaheen transferred these 1,250,000 shares to Webvan in full satisfaction of his obligations to Webvan under these loans. Mr. Shaheen resigned from his positions at Webvan on April 13, 2001.

   Pursuant to Mr. Shaheen's employment agreement, Webvan also granted Mr. Shaheen an option to purchase an additional 15,000,000 shares of Webvan common stock at an exercise price of $8.00 per share. The option was immediately vested as to 3,000,000 shares on the date his employment commenced and the remaining shares vest monthly over a four (4) year period, subject to Mr. Shaheen's continued service. Webvan also agreed to provide Mr. Shaheen a supplemental retirement benefit equal to 50% of his base compensation plus target bonus upon his retirement for any reason after June 30, 2000. In the event that Mr. Shaheen is terminated without cause or resigns for good reason, he is entitled to severance equal to two (2) years of base salary plus target bonus and two (2) years additional vesting on his stock options. In addition, if Mr. Shaheen is terminated without cause or resigns for good reason within twelve (12) months following a change in control of Webvan, he shall be entitled to severance equal to three (3) years of base salary plus target bonus, full vesting as to all of his unvested stock options and payment of any excise taxes payable by Mr. Shaheen in connection with the receipt of such compensation. In the event of Mr. Shaheen's death or permanent disability during his employment, he shall be entitled to accelerated vesting as to 50% of his unvested stock options and he or his estate shall have twelve (12) months to exercise any vested options.

   Robert H. Swan, Webvan's current Chief Executive Officer and Board member, is a party to an offer letter dated October 2, 1999. Under the offer letter Webvan agreed to pay Mr. Swan a salary of $300,000 and a sign-on bonus of $450,000. The offer letter provides that in the event Mr. Swan's employment is terminated for other than cause, Webvan is obligated to pay him a six (6) month salary and benefits severance as well as continued salary and benefits for up to six (6) additional months until he obtains subsequent employment. The offer letter further provides that if Mr. Swan is terminated for other than cause, the unvested portion of his options will become exercisable to the extent of an additional six (6) months of vesting.

   Mark X. Zaleski, Webvan's former Senior Vice President, Area Operations, is a party to an offer letter, dated December 14, 1998. Mr. Zaleski resigned from his position at Webvan on September 29, 2000. Under the offer letter Webvan agreed to pay Mr. Zaleski a base salary of $300,000. In March 1999, Webvan loaned Mr. Zaleski $200,000 to be used towards the purchase of a house in the San Francisco Bay Area. This loan was made as an interest-free employee relocation bridge loan, as contemplated by his offer letter, and on March 1, 2000 was converted into a three (3) year loan at 6.69% interest compounded semi-annually. The largest amount of indebtedness outstanding under the loan at any time during 2000 was $200,000. All principal and accrued interest under the loan was repaid as of November 1, 2000.

   Frank Terry Bean, Webvan's former Senior Vice President, Human Resources, is a party to an offer letter, dated February 28, 2000. Mr. Bean resigned from his position at Webvan on April 13, 2001. Under the offer letter Webvan agreed to pay Mr. Bean a base salary of $300,000 and a sign-on bonus of $50,000. Webvan also loaned Mr. Bean $500,000 to be used towards the purchase of a house in the San Francisco Bay Area. The loan has a three (3) year term at 6.37% interest compounded semi-annually, with the first year's interest to be forgiven. As of December 31, 2000, the outstanding balance on Mr. Bean's loan was approximately $500,000. As of April 5, 2001, the outstanding balance was $500,000.

   Peter A. Relan, a former Webvan Senior Vice President, resigned his position with Webvan on January 26, 2001. As a result of his resignation, the vesting schedule of options to purchase an aggregate of 1,650,000 shares of common stock held by Mr. Relan was accelerated. Mr. Relan has ninety (90) days following the date of his resignation to exercise the first 800,000 of these accelerated options, after which time the rights to such 800,000 options will expire in their entirety. With respect to the remaining 850,000 options, Mr. Relan will have one hundred ninety (190) days following to date of his resignation to exercise such 850,000 of these accelerated options, after which time the rights to such 850,000 of the accelerated options will expire in their entirety.

   In September 1999, HomeGrocer.com, Inc. made loans to Mary Alice Taylor, a current member of Webvan's Board, in connection with her exercises of stock options and the purchase of 6,000,000 shares of HomeGrocer.com, Inc. common stock. Ms. Taylor borrowed a total of $2,241,000 pursuant to a full recourse promissory note, with an annual interest rate of 5.98%. Pursuant to a merger effective in September 2000, HomeGrocer.com, Inc. became a wholly owned subsidiary of Webvan. All principal and accrued interest under the loan remains outstanding and are due and payable on September 9, 2004. As of December 31, 2000, the outstanding balance on Ms. Taylor's loan was approximately $2,419,000. As of April 5, 2001, the outstanding balance was approximately $2,455,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Ownership of Principal Shareholders

   As of April 5, 2001, 480,029,816 shares of Webvan's common stock, $.0001 par value per share, were issued and outstanding and no shares of Webvan's preferred stock, $.0001 par value per share, were issued and outstanding. As of April 5, 2001, the following individuals and entities were known by Webvan to be the beneficial owners of more than 5% of Webvan's outstanding common stock:

                                                         Beneficial Ownership
                                                         ---------------------
                                                         Number of  Percent of
              Name of 5% Beneficial Owner                  Shares    Total(1)
              ---------------------------                ---------- ----------
Louis H. Borders(2)(3).................................. 49,225,343    10.3%
 SOFTBANK America Inc.(4)............................... 46,372,251     9.7
Ronald D. Fisher
Sequoia Capital(5)...................................... 40,462,086     8.4
Hume R. Steyer, as Trustee of ISR GRAT II and the
 Borders 1997 Family Trust(3)(6)........................ 39,286,331     8.2
Benchmark Capital(7).................................... 36,521,976     7.6
 David M. Beirne
Amazon.com, Inc. (8).................................... 29,843,159     6.2

--------
(1) Applicable percentage ownership is based on 480,029,816 shares of common stock outstanding as of April 5, 2001.

(2) Consists of 36,426,795 shares held by Louis H. Borders, Trustee of the Louis H. Borders Amended and Restated Revocable Trust dated December 4, 1987, or the Trust; and 12,798,548 shares held by ISR Grantor Retained Annuity Trust II, or ISR GRAT II. ISR GRAT II holds shares for the current benefit of Mr. Borders and the contingent future benefit of a member of Mr. Borders' family and will expire in December 2002. Certain employees of Mercury Capital Management hold options to purchase 55,850 shares of common stock held by the Trust. 31,438,283 shares formerly held by ISR GRAT I, of whom Mr. Borders was a beneficiary, were conveyed to the Borders 1997 Family Trust when ISR GRAT I terminated in February 2000. Mr. Borders has no beneficial ownership interest in the Borders 1997 Family Trust. The address for Mr. Borders is 435 Tasso Street, Suite 300, Palo Alto, CA, 94301.

(3) The 12,798,548 shares held by ISR GRAT II is included in the number of shares beneficially owned by each of Mr. Borders, as a beneficiary of ISR GRAT II, and Hume R. Steyer, as trustee of ISR GRAT II.

(4) Consists of 36,521,976 shares held by SOFTBANK America Inc., 9,709,416 shares held by SOFTBANK Capital Partners LP and 140,859 shares held by SOFTBANK Capital Advisors Fund LLP. This information is based on information Webvan's transfer agent provided as of April 5, 2001. Ronald D. Fischer, one of Webvan's directors, is managing General Partner of SOFTBANK Capital Partners LP. Mr. Fisher disclaims beneficial ownership of the shares held by SOFTBANK America Inc., SOFTBANK Capital Partners LP and SOFTBANK Capital Advisory Fund LLP, except to the extent of his beneficial interest therein. The address for SOFTBANK America Inc. is 300 Delaware Avenue, Suite 900, Wilmington, Delaware 19801.

(5) Consists of 33,417,612 shares held by Sequoia Capital VII, or Sequoia Capital; 3,940,110 shares held by Sequoia Capital Franchise Fund, or Sequoia Fund and Sequoia Capital Franchise Partners, or Sequoia Partners; 1,460,880 shares held by Sequoia Technology Partners VII; 584,352 shares held by Sequoia International Partners; 677,844 shares held by SQP 1997 and 381,288 shares held by Sequoia 1997 LLC. This information is based on information Webvan's transfer agent provided as of April 5, 2001. Michael
    J. Moritz, a former director of Webvan, is a general partner of Sequoia Capital, Sequoia Fund, Sequoia Partners, Sequoia Technology, Sequoia International and Sequoia LLC. Mr. Moritz disclaims beneficial ownership of such shares held by Sequoia Capital, Sequoia Fund, Sequoia Partners, Sequoia Technology, Sequoia International and Sequoia LLC, except to the extent of his pecuniary interest therein. The address for Sequoia Capital is 3000 Sand Hill Road, Building 4, Suite 280, Menlo Park, California 94025.

(6) Consists of 26,438,283 shares held by Hume R. Steyer, sole Trustee of the Borders 1997 Family Trust; 12,798,548 shares held by Hume R. Steyer, sole Trustee of ISR GRAT II; 38,250 shares held in a trust of which Mr. Steyer is the sole Protector, the Protector Trust; and 11,250 shares held in trusts for the benefit of members of Mr. Steyer's family. This information is based on information obtained from Mr. Steyer in April 2001. Mr. Steyer disclaims beneficial ownership of all shares held by the Borders 1997 Family Trust, ISR GRAT II and the Protector Trust. The address for Mr. Steyer is c/o Seward & Kissel LLP, One Battery Park Plaza, New York, New York, 10004.

(7) Consists of 32,043,432 shares held by Benchmark Capital Partners, LP, or Benchmark Capital, and 4,478,544 shares held by Benchmark Founders' Fund, LP, or Benchmark Founders. Mr. Beirne, one of Webvan's directors, is a Managing Member of Benchmark Capital Management Co., LLC, the general partner of Benchmark Capital and Benchmark Founders. Mr. Beirne disclaims beneficial ownership of such shares held by Benchmark Capital and Benchmark Founders, except to the extent of his pecuniary interest therein. The address for Benchmark Capital is 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(8) Consists of 29,843,159 shares held by Amazon.com NV Investment Holdings, Inc., a subsidiary of Amazon.com, Inc. This information is based on information Webvan's transfer agent provided as of April 5, 2001. The address for Amazon.com NV Investment Holdings, Inc is 1600 East Newlands Drive, Fernley, Nevada 89408.

Ownership of Directors and Officers

   The following table sets forth the beneficial ownership of Webvan's common stock as of April 5, 2001 (i) by each director of Webvan, (ii) each Named Executive Officer and (iii) by all directors, Named Executive Officers and individuals who were executive officers of Webvan as of April 5, 2001, as a group:

                                                         Beneficial Ownership
                                                         ---------------------
                         Name                              Number    Percent(1)
                         ----                            ----------- ---------
George T. Shaheen(2)...................................   15,000,000    3.0%
Robert H. Swan(3)......................................      643,153      *
F. Terry Bean(4).......................................      175,000      *
James T. Barksdale(5)..................................    5,644,045    1.2
David Beirne(6)........................................   36,521,976    7.6
Christos M. Cotsakos(7)................................    1,642,707      *
Mary Alice Taylor(8)...................................    6,474,851    1.3
A. Peter Relan(9)......................................    1,418,753      *
Mark X. Zaleski(10)....................................      334,850      *
Ronald D. Fisher(11)...................................   46,372,251    9.7
All directors and executive officers as a group(12) (10
 persons)..............................................  114,227,586   23.0

--------
 * 1% or less

 (1) Applicable percentage ownership is based on 480,029,816 shares of common stock outstanding as of April 5, 2001. Shares of common stock that a person has the right to acquire within 60 days of April 5, 2001 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

 (2) Consists of 15,000,000 shares subject to an option exercisable within 60 days of April 5, 2001. If Mr. Shaheen had exercised this option on April 5, 2001, 7,000,000 of the shares acquired upon such exercise would have been subject to repurchase at the original exercise price by Webvan in the event of termination of Mr. Shaheen's services, which right would have lapsed over time in accordance with a vesting schedule. Mr. Shaheen resigned from his position at Webvan in April 2001.

 (3) Consists of 3,000 shares held directly by Mr. Swan and 640,152 shares subject to an option exercisable within 60 days of April 5, 2001.

 (4) Consists of 175,000 shares subject to an option exercisable within 60 days of April 5, 2001. Mr. Bean resigned as an officer of Webvan in April 2001.

 (5) Consists of 215,210 shares held directly by Mr. Barksdale; 214,398 shares held by Barksdale Investments, LLC; 642,875 shares held by The Barksdale Group, LLC; 214,398 shares held by Pickwick Group L.P.; 1,714,231 shares held by Barksdale Ventures, LLC and 2,642,933 shares held by Barksdale Group Ventures I, L.P. Mr. Barksdale is the manager of Barksdale Investments, LLC, a partner of The Barksdale Group, LLC, a General Partner of Pickwick Group, L.P., manager of Barksdale Ventures, LLC., and partner of Barksdale Group Ventures I, L.P.

 (6) Consists of 32,043,432 shares held by Benchmark Capital Partners, LP, or Benchmark Capital, and 4,478,544 shares held by Benchmark Founders' Fund, LP, or Benchmark Founders. Mr. Beirne is a Managing Member of Benchmark Capital Management Co., LLC, the general partner of Benchmark Capital and Benchmark Founders. Mr. Beirne disclaims beneficial ownership of such shares held by Benchmark Capital and Benchmark Founders, except to the extent of his pecuniary interest therein.

 (7) Consists of 1,095,138 shares held by Cotsakos Ventures LLC, a family limited liability company, and 547,569 shares issuable upon the exercise of options that are exercisable within 60 days of April 5, 2001.

    Does not include 4,304,100 shares held by E*TRADE E-Commerce Fund LLC. Mr. Cotsakos is the Chairman of the Board, President and Chief Executive Officer of E*TRADE Group, Inc. and disclaims beneficial ownership of such shares.

 (8) Consists of 5,377,280 held directly by Ms. Taylor; 107,605 shares held by GMME Partnership, LP; 430,420 shares held by The Mary Alice Taylor 1995 GRAT; 215,210 shares held by The Emery Dewitt Wooten 1995 GRAT and 344,336 shares held by The Taylor Family 1999 Trust. Ms. Taylor is general partner and a limited partner of GMME Partnership, LP. Ms. Taylor disclaims beneficial ownership of the shares held by GMME Partnership, LP, except to the extent of her pecuniary interest therein, and the shares held by The Taylor Family 1999 Trust.

 (9) Consists of 312,445 shares held directly by Mr. Relan; 60,000 shares held by Relan Family 1999 Irrevocable Trust; 49,590 shares held in trusts for the benefit of members of Mr. Relan's family; 73,359 shares held by Arvind P. Relan 1999 GRAT; 73,359 shares held by Renuka P. Relan 1999 GRAT; and 850,000 shares subject to an option exercisable within 60 days of April 5, 2001. Mr. Relan resigned as an officer of Webvan on January 26, 2001.

(10) Figure reported was derived from Mr. Zaleski's most recent filing under
     Section 16(a) of the Securities Exchange Act of 1934. Mr. Zaleski resigned as an officer of Webvan in September 2000.

(11) Consists of 36,521,976 shares held by SOFTBANK America Inc., 9,709,416 shares held by SOFTBANK Capital Partners LP and 140,859 shares held by SOFTBANK Capital Advisors Fund LLP. Mr. Fisher is managing General Partner of SOFTBANK Capital Partner LP. Mr. Fisher disclaims beneficial ownership of the shares held by SOFTBANK America Inc., SOFTBANK Capital Partners LP and SOFTBANK Capital Advisory Fund LLP, except to the extent of his beneficial interest therein.

(12) Includes an aggregate of 17,212,721 shares subject to options exercisable within 60 days of April 5, 2001.

Item 13. Certain Relationships and Related Transactions

   You should read Item 11, "Executive Compensation--Compensation
Arrangements," above for a description of transactions between Webvan and certain of its officers.

   In connection with Webvan's America's Second Harvest Food Donation Program, pursuant to which entities and individuals select a dollar amount of groceries they want to purchase and donate, Webvan entered into an agreement with E*TRADE Group, Inc., under which E*TRADE Group, Inc. committed to donate $1 for each new brokerage account it acquires, up to a maximum of $1,000,000 per year for three (3) years. Under this agreement, E*TRADE Group, Inc. purchased and donated approximately $700,000 of goods during fiscal year 2000. Christos
M. Cotsakos, a director of Webvan, is the President and Chief Executive Officer of E*TRADE Group, Inc.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Foster City, California, on April 27, 2001.

                                          WEBVAN GROUP, INC.

                                                   /s/ Robert H. Swan
                                          By: _________________________________
                                                       Robert H. Swan
                                                  Chief Executive Officer