Form 10-Q
period 2001-03-31
WEBVAN GROUP INC
filed 2001-05-15
CIK 1092657

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                   (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to __________

        Commission File Number: 000-27541

                 --------------------------------------------

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

  As of March 31, 2001, there were 481,537,075 shares of the Registrant's common stock, par value $0.0001, outstanding.

                               WEBVAN GROUP, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


                                                                                Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        (a)  Condensed Consolidated Balance Sheets as of March 31, 2001 and
December 31, 2000                                                                 3

        (b)  Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2001 and March 31, 2000                                    4

        (c)  Condensed Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2001 and March 31, 2000                                    5

        (d)  Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                             8

        Factors That May Affect Future Results                                   12

Item 3. Quantitative and Qualitative Disclosures About Market Risk               30

PART II. OTHER INFORMATION                                                       30

Item 6. Exhibits and Reports on Form 8-K                                         30

Signatures                                                                       31

                         WEBVAN GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share amounts)
                                  (unaudited)

                                                              March 31, 2001          December 31, 2000
                                                            -------------------     --------------------
Assets
  Current Assets:
    Cash and Equivalents                                      $          85,449       $           40,293
    Marketable Securities                                                29,125                  171,556
    Inventories                                                          11,974                   13,804
    Related Party Receivable                                                 48                       48
    Prepaid Expenses and Other Current Assets                             9,287                    9,218
                                                             -------------------     --------------------
          Total Current Assets                                          135,883                  234,919
  Property, Equipment and Leasehold Improvements, Net                   340,262                  370,915
  Deposits and Other Long Term Assets                                    56,920                   72,127
  Goodwill, Net                                                         754,398                  843,575
                                                             -------------------     --------------------
Total Assets                                                  $       1,287,463       $        1,521,536
                                                             ===================     ====================
Liabilities and Shareholders' Equity
  Current Liabilities:
    Accounts Payable                                          $          13,901       $           18,473
    Accrued Liabilities                                                  67,198                   87,906
    Current Portion of Long-term Obligations                             15,354                   13,930
                                                             -------------------     --------------------
          Total Current Liabilities                                      96,453                  120,309

  Long-term Obligations                                                  39,556                   42,210
  Redeemable Common Stock                                                   -                        -
  Shareholders' Equity:
    Common stock, $.0001 par value; 800,000 shares
     authorized; 481,648 and 476,746 issued and outstanding
     at March 31, 2001 and December 31, 2000, respectively                   48                       48
    Additional Paid-in Capital                                        2,012,272                2,011,041
    Deferred Compensation                                               (31,368)                 (40,587)
    Accumulated Deficit                                                (829,674)                (612,702)
    Accumulated Other Comprehensive Income                                  176                    1,217
                                                             -------------------     --------------------
          Total Shareholders' Equity                                  1,151,454                1,359,017
                                                             -------------------     --------------------
Total Liabilities and Shareholders' Equity                    $       1,287,463       $        1,521,536
                                                             ===================     ====================

      See Notes to Unaudited Condensed Consolidated Financial Statements

                      WEBVAN GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share amounts)
                                  (unaudited)

                                                                              Three Months            Three Months
                                                                                  Ended                   Ended
                                                                                March 31,               March 31,
                                                                                  2001                    2000
                                                                           -------------------     ------------------
  Net Sales                                                                  $          77,234        $        16,269
  Cost of Goods Sold                                                                    55,559                 12,138
                                                                            -------------------     ------------------
  Gross Profit                                                                          21,675                  4,131
                                                                            -------------------     ------------------
  Sales and Marketing Expenses                                                          16,276                  8,359
  Development and Engineering Expenses                                                   6,015                  5,523
  General and Administrative Expenses                                                   88,168                 38,993
  Amortization of Goodwill and Intangibles                                              47,812                    -
  Amortization of Deferred Compensation                                                  9,219                 17,720
  Restructuring Charges                                                                 73,859                    -
                                                                            -------------------     ------------------
    Total Expenses                                                                     241,349                 70,595
                                                                            -------------------     ------------------
  Interest Income                                                                        4,105                  8,799
  Interest Expense                                                                       1,403                    150
                                                                            -------------------     ------------------
  Net Interest Income                                                                    2,702                  8,649
                                                                            -------------------     ------------------
  Net Loss                                                                            (216,972)               (57,815)
  Unrealized Gain (Loss) on Marketable Securities                                       (1,041)                   990
                                                                            -------------------     ------------------
  Comprehensive Loss                                                         $        (218,013)      $        (56,825)
                                                                            ===================     ==================

  Basic and Diluted Net Loss Per Share                                       $           (0.46)      $          (0.18)
                                                                            ===================     ==================
  Shares Used In Calculating Basic and
   Diluted Net Loss Per Share                                                          476,794                320,682
                                                                             ==================      =================

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                      WEBVAN GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                              Three Months            Three Months
                                                                                 Ended                   Ended
                                                                             March 31, 2001          March 31, 2000
                                                                          ---------------------    --------------------
  Cash Flows From Operating Activities:
    Net Loss                                                               $          (216,972)     $          (57,815)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                      60,893                   3,632
     Accretion on redeemable common stock                                                    -                      29
     Amortization of deferred compensation                                               9,219                  17,720
     Restructuring charges                                                              72,723                       -
     Stock compensation and options issued for services                                      -                   1,352
     Issuance of warrants                                                                   10                       -
     Changes in operating assets and liabilities:
       Inventories                                                                       1,830                     (97)
       Prepaid and other current assets                                                   (113)                 (8,933)
       Accounts payable                                                                 (4,692)                  2,485
       Accrued liabilities                                                             (19,895)                 (3,706)
       Deferred rent                                                                        82                     329
                                                                          ---------------------    --------------------
         Net cash used in operating activities                                         (96,915)                (45,004)
                                                                          ---------------------    --------------------

Cash Flows From Investing Activities:
    Purchases of property, equipment and leasehold
     improvements                                                                       (6,457)                (45,116)
    Sales of marketable securities                                                     141,390                  66,676
    Purchases of investments                                                                 -                  (2,000)
    Deposits and other assets                                                            4,480                  (3,254)
    Restricted cash                                                                      3,981                  (3,405)
                                                                          ---------------------    --------------------
       Net cash provided by investing activities                                       143,394                  12,901
                                                                          ---------------------    --------------------

Cash Flows from Financing Activities:
    Repayment of long-term debt                                                        (1,735)                    (941)
    Proceeds from capital lease financing                                               1,284                        -
    Repayment of capital lease obligations                                             (1,510)                    (159)
    Shareholder note receivable                                                           (52)                       -
    Proceeds from common stock issued                                                     690                      838
                                                                          ---------------------    --------------------
       Net cash used in financing activities                                           (1,323)                    (262)
                                                                          ---------------------    --------------------

Net Increase (Decrease) in Cash and Equivalents                                        45,156                  (32,365)
Cash and Equivalents, Beginning of Period                                              40,293                   60,220
                                                                          ---------------------    --------------------
Cash and Equivalents, End of Period                                        $           85,449       $           27,855
                                                                          =====================    ====================

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                      WEBVAN GROUP, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Information as of March 31, 2001 for the Three Months Ended
                       March 31, 2001 and March 31, 2000

1. Condensed Consolidated Financial Statements. The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, accruals and other items noted below, which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the interim periods indicated. The results of operations covered are not necessarily indicative of the results to be expected for the future quarters or for the year ending December 31, 2001. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto of Webvan Group, Inc. for the year ended December 31, 2000, which are included in Webvan Group's Form 10-K filed with the Securities Exchange Commission.

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

                                                  Three Months
                                                Ended March 31,
                                              2001             2000
                                           --------------------------
Net Loss (Numerator)
 basic and diluted                         ($216,972)       ($57,815)
                                           --------------------------
Shares
(Denominator)

         Weighted average
         common shares
         outstanding                         479,791         328,021
                                           --------------------------


         Weighted average
         common shares
         outstanding and
         subject to repurchase                (2,997)         (7,338)
                                           --------------------------
Shares Used In
 Computation, basic
 and diluted                                 476,794         320,683
                                           ==========================
Net Loss per share basic
 and diluted                               $    (.46)       $   (.18)
                                           ==========================

3. Ability to Continue Operations. Webvan's annual report on form 10-K for the year ended December 31, 2000 contains a disclosure expressing substantial doubt regarding Webvan's ability to continue as a going concern as a result of recurring net losses. Commencing in April 2001, Webvan has taken further actions designed to reduce operating expenses and conserve cash. For example, Webvan ceased operations at the facility serving the Atlanta, Georgia area and announced that it would be eliminating approximately 400 jobs at its corporate headquarters in Foster City, California and Kirkland, Washington. Webvan currently anticipates that its available funds will be sufficient to meet its projected needs to fund operations through the first quarter of 2002. Webvan expects that it will need to raise additional capital to fund its 2002 operations by the end of the first quarter of 2002. Our future capital needs will be highly dependent on Webvan's ability to control expenses, manage the restructuring of operations as well as the market's demand for Webvan's services. Thus, any projections of future cash needs and cash flows are subject to substantial uncertainty.

4. Restructuring Charge.   During the quarter ended March 31, 2001, the Company
recorded a restructuring charge of $73.9 million, primarily related to the estimated costs of closing its Dallas, Texas operation and converting its sites in Azusa and Irvine, California from full pick, pack and ship operations to transfer stations. The impairment of goodwill and other intangible assets arising from the acquisition of HomeGrocer in 2000 accounted for $47.4 million of the charge. The remaining elements of the charge include fixed asset impairments, severance payments related to the termination of approximately 275 employees, and the estimated cost to exit real estate obligations. The Company is currently evaluating its options with respect to these real estate obligations, including subleasing or terminating the respective leases. The Company anticipates such activities related to completing the real estate transactions will be substantially completed by the end of the third quarter of 2001. The Company recorded a liability of $2.3 million for payments due against the restructuring charge, of which, $2.3 million remained due as of March 31, 2001. While the $73.9 million charge reflects management's best estimate of the costs to be incurred related to the activities above, actual costs incurred may differ from initial estimates recorded.

5. Recently issued Accounting Standards. In June 1998, the FASB issued Statement of Financial Accounting Standards SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. For the quarter ended March 31, 2001, there was no impact on the financial position, results of operations, or cash flows of the Company due to the adoption of SFAS 133 as the Company did not have any transactions qualifying as derivatives under SFAS 133.

6. Subsequent Event. In April, 2001, Webvan ceased operations at the facility serving the Atlanta, Georgia area and announced that it would be eliminating approximately 400 jobs at its corporate headquarters in Foster City, California and Kirkland, Washington. The Company will record a charge for this restructuring in the quarter ended June 30, 2001, which will include the costs of severance, impaired assets, and exiting real estate obligations. The amount of this restructuring charge has not yet been determined.

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

     Webvan's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. The risks for Webvan include an unproven business model and its ability to successfully manage a complex business operation located in a number of different markets. Webvan believes that its ability to successfully address these risks and to achieve profitability will depend on Webvan's ability to:

     .  Develop, maintain and grow its customer base;

     . Realize repeat orders from a significant number of customers and increase the average order size;

     . achieve favorable gross and operating margins and to this end, continue to improve the operating efficiency and productivity of its facility operations and delivery operations; and

     . manage and preserve its existing assets, including its cash and employee base.

     Since its inception, Webvan has incurred significant losses, and as of March 31, 2001, Webvan had an accumulated deficit of $829.7 million. Webvan incurred net losses of $217.0 million in the three months ended March 31, 2001, including a restructuring charge of $73.9 million related to the closing of Dallas operations and the transformation of the Azusa and Irvine operations to transfers stations. Webvan incurred net losses of $56.8 million in the three months ended March 31, 2000.

     Webvan's facilities do not currently operate at or near their originally designed capacity. Webvan does not expect any of its facilities to operate at designed capacity in the foreseeable future. Webvan cannot assure you that any facility will ever operate at or near its designed capacity.

     In connection with Webvan's efforts to reduce operating expenses, Webvan attempts to align the production capacity at each facility with the demand levels necessary to achieve profitability on a cash-flow basis at such facility. As such, Webvan has effectively reduced the production capacity of such facilities in the short-term. In the event demand in a particular market increases significantly from current levels, Webvan would have to increase its production capacity to support higher levels. Any such increase would result in a higher level of operating expenditures.

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


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000

NET SALES

     Net sales consist of the sale of groceries and other products Webvan sells, net of returns, discounts and allowances. Net sales were $77.2 million for the three month period ended March 31, 2001 compared to $16.3 million for the three month period ended March 31, 2000. The March 2001 net sales include operations in the San Francisco Bay Area, Atlanta, Chicago, Southern California, Dallas, and the Pacific Northwest, whereas the March 2000 quarter only included Webvan's initial operation in the San Francisco Bay Area. Webvan's average order size increased to approximately $114 for first quarter of 2001 from $90 for first quarter of 2000.

COST OF GOODS SOLD

     Cost of goods sold includes the cost of the groceries and other products Webvan sells, adjustments to inventory, and other expenses related to the preparation of "Fresh Market Meals," offset by certain vendor promotional funds. Cost of goods sold was $55.6 million for the three month period ended March 31, 2001 compared to $12.1 million for the comparable period in the prior year. The Company's gross profit as a percentage of net sales was 28.1% for the three months ended March 31, 2001 compared to 25.4% for the three months ended March 31, 2000. Gross profit is expected to fluctuate as a result of a variety of factors, including the product pricing, the level of inventory spoilage related to perishables, and vendor promotional dollars received.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses include the costs of the creative development and placement of advertisements, promotions, public relations, and the payroll and related expenses of headquarter's marketing staff. Marketing expenses were $16.3 million for the three months ended March 31, 2001 compared to $8.4 million for the three months ended March 31, 2000. As a percent of revenue, such expenses were 21.1% and 51.4%, respectively. The costs of advertisements and promotions increased by $7.2 million over the first quarter of the prior year due to the expansion of Webvan into six markets versus just one for the prior year. Payroll and related costs of the Company's marketing department increased by $1.2 million for the first quarter of 2001 compared to the first quarter of 2000. The Company currently expects that sales and marketing expenses will decrease in the upcoming quarter.

DEVELOPMENT AND ENGINEERING EXPENSES

     Development and engineering expenses include the payroll and consulting costs for software developers directly involved in programming Webvan's computer systems. Software development expenses were $6.0 million for the three month period ended March 31, 2001 compared to $5.5 million for the prior year three month period. As of a percent of revenue, such expenses were 7.8% and 33.9%, respectively. This $.5 million increase was primarily attributable to fact that Webvan was operating on two different software platforms during the first quarter of 2001 due to its acquisition of HomeGrocer. The conversion to a single platform is scheduled to be complete during the second quarter of 2001. The Company currently expects that development and engineering expenses will decrease in the upcomming quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include costs related to the fulfillment and delivery of products, real estate, technology operations, merchandising, finance, customer service and professional services, as well as certain non-cash compensation and related expenses. General and administrative expenses increased to $88.2 million for the three month period ended March 31, 2001 from $39.0 million in the comparable prior year period. As of a percent of revenue, such expenses were 114.2% and 239.7%, respectively. Operating expenses for facilities in operation were $60.5 million for the three month period ended March 31, 2001 versus $20.6 million for comparable prior year period. At corporate headquarters, payroll and related costs increased to $14.6 million for the three month period ended March 31, 2001 from $9.7 million in the comparable prior year period. Additionally, occupancy charges for expanded corporate headquarters facilities increased to $5.6 million for the first quarter of 2001 from $2.7 million for the comparable prior year period. The Company currently expects that general and administrative expenses will decrease in the upcoming quarter.

AMORTIZATION OF GOODWILL AND INTANGIBLES

     As a result of its merger with HomeGrocer, which was recorded under the purchase method of accounting, Webvan recorded goodwill of approximately $901.6 million that is being amortized on a straight line basis over five years, in addition to $34.1 million of other identifiable intangible assets which are being amortized over two years. Goodwill and Intangible Assets were decreased to $854.2 million following the restructuring charge writedown described in Note 3 to the Financial Statements. Webvan recognized $47.8 million of amortization of goodwill and other identifiable intangible assets for the quarter ended March 31, 2001. Because the merger was completed in September 2000, there was no amortization for the quarter ended March 31, 2000.

AMORTIZATION OF STOCK BASED COMPENSATION

     Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of Webvan's common stock for accounting purposes on the date certain stock options were granted. During the three months ended March 31, 2001, amortization of stock-based compensation was $9.2 million compared to $17.7 million for the comparable prior year period. This decrease is attributed to the usage of an accelerated method of amortizing deferred compensation as well as a smaller deferred compensation balance due to the Company's lower headcount.

RESTRUCTURING CHARGES

     During the quarter ended March 31, 2001, the Company recorded a restructuring charge of $73.9 million, primarily related to the estimated costs of closing its Dallas, Texas operation and converting its sites in Azusa and Irvine, California from full pick, pack and ship operations to transfer stations. The impairment of goodwill and other intangible assets arising from the acquisition of HomeGrocer in 2000 accounted for $47.4 million of this charge. The remaining elements of the charge include fixed asset impairments, severance payments related to the termination of approximately 275 employees, and the estimated cost to exit real estate obligations. The Company did not incur a restructuring charge in the quarter ended March 31, 2000.

INTEREST INCOME NET

     Interest income, net, consists of earnings on cash and cash equivalents and interest payments on loan and lease agreements. Net interest income was $2.7 million for the three months ended March 31, 2001 compared to net interest income of $8.6 million for the comparable prior year period. This decrease was primarily due to earnings on lower average cash and cash equivalent balances during the quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Webvan has financed its operations primarily through private sales of preferred stock which through September 30, 1999 totaled $393.6 million (net of issuance costs) and the initial public stock offering of its common stock in November, 1999 which totaled $402.6 million (net of underwriter's discount and other issuance costs). Net cash used in operating activities was $96.9 million for the three months ended March 31, 2001. Net cash used in operating activities primarily consisted of net losses less restructuring charges, amortization of goodwill, depreciation and amortization of deferred compensation, in addition to an increase in inventory. Uses were partially offset by an increase in accounts payable and accrued liabilities.

     Net cash provided by investing activities was $143.4 million for the three months ended March 31, 2001, of which $141.4 million was provided from the sale of marketable securities. This amount was offset by $6.5 million used for purchases of property and equipment.

     Net cash used in financing activities in the three months ended March 31, 2001 was $1.3 million. This amount primarily represents repayment of debt, offset by capital lease financing and stock option exercises. As of March 31, 2001, Webvan's principal sources of liquidity consisted of $85.4 million of cash and cash equivalents and $29.1 million of marketable securities.

     As of March 31, 2001, Webvan's principal commitments consisted of obligations totaling approximately $43.3 million outstanding under capital leases and loans. In addition, Webvan had capital commitments at March, 2001 of approximately $1.0 million principally related to the Las Vegas Call Center. We anticipate capital expenditures from $10.0 million to $15.0 million for the twelve months ending March 31, 2002.

     Webvan currently anticipates that its available funds will be sufficient to meet its projected needs to fund operations through the first quarter of 2002. Webvan expects that it will need to raise additional capital to fund its 2002 operations by the end of the first quarter of 2002. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience substantial dilution of their ownership interests. Our future capital needs will be highly dependent on Webvan's ability to control expenses, manage the restructuring of operations as well as the market's demand for Webvan's services. Thus, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, obtain a line of credit or further curtail our existing operations. In addition, from time to time we may evaluate other methods of financing or explore strategic alternatives to meet our capital needs on terms that are attractive to us. Webvan's future capital needs will be dependent on the success of Webvan's facilities in the coming fiscal periods.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

      This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) with respect to future events, the outcome of which is subject to certain risks, including the risk related factors set forth below.

WEBVAN WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS IN 2002 AND WEBVAN CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

      Webvan requires substantial amounts of capital to fund its business operations. In addition, the continued development of Webvan's order fulfillment and delivery systems requires significant amounts of capital. The rate at which Webvan's capital is utilized is affected by the operational and developmental costs incurred and the extent to which individual existing facilities become profitable on a cash-flow basis. To date only Webvan's Fullerton, California facility has become profitable on a cash-flow basis and that was achieved only for the last month of the first quarter of 2001. Webvan cannot assure you that this facility will remain profitable on a cash-flow basis or to what extent such facility will generate profits. Substantial capital has been used to fund Webvan's operating losses. Webvan cannot assure you that any facility will be able to achieve or sustain a level of operations necessary for such facility to become or remain profitable on a cash-flow basis. Since inception, Webvan has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the near future.

     Webvan continues to evaluate alternative means of financing to meet its needs on terms that are attractive to Webvan. Webvan currently anticipates that its available funds will be sufficient to meet its projected needs to fund operations through the first quarter of 2002. Webvan expects that it will need to raise additional capital to fund its 2002 operations by the end of the first quarter of 2002. From time to time Webvan has considered and discussed various financing alternatives and expects to continue such efforts to raise additional funds to support its operational plan for 2002 and beyond. Webvan cannot be certain that this or any other additional financing will be available to it on favorable terms when required, or at all. The report of Webvan's independent auditors issued in connection with Webvan's annual report on form 10-K for the year ended December 31, 2000 contains a statement expressing substantial doubt regarding Webvan's ability to continue as a going concern.

      If Webvan is not able to obtain needed capital, it will have to take actions to conserve its cash balances, including, significantly reducing its operating expenses, downsizing its corporate headquarters staff and closing existing facilities, all of which would likely have a material adverse effect on its business, financial condition and Webvan's ability to reduce losses or generate profits. For example, in February 2001, Webvan ceased operations at the facility serving the Dallas, Texas area. In addition, in April 2001, Webvan ceased operations at the facility serving the Atlanta, Georgia area and announced that it would be eliminating approximately 400 jobs at its corporate headquarters in Foster City, California and Kirkland, Washington.

      In the past, Webvan has funded its operating losses and capital expenditures through proceeds from equity offerings and, to a lesser extent, proceeds from debt financing and equipment leases. Changes in equity markets in the past year have adversely affected Webvan's ability to raise equity financing and have adversely affected the markets for debt financing and equipment leasing for companies with a history of losses such as Webvan. Webvan recently announced that it is in preliminary discussions with certain existing investors regarding possible debt or equity financing of approximately $25 million. Webvan cannot assure you that the current discussions regarding possible financing will materialize into a financing. Nor can Webvan assure you as to the amount of any financing or the terms of associated with any financing. If Webvan raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and, in light of Webvan's current market capitalization, Webvan's stockholders may experience substantial dilution.

WEBVAN ANTICIPATES FUTURE LOSSES AND NEGATIVE CASH FLOW.

      Webvan has experienced significant net losses and negative cash flow since its inception. As of March 31, 2001, Webvan had an accumulated deficit of $
829.7 million. Webvan incurred net losses of $217.0 million in the three months ended March 31, 2001, including a restructuring charge of $73.9 million primarily related to the closure of the Dallas facility, and $453.3 million and $144.6 million in the years ended December 31, 2000 and 1999, respectively. Webvan expects to continue to incur significant operating expenses, including:

      . Operating losses anticipated to be incurred at each facility until such time as the facilities achieve and sustain break even economics.

      . The continued development of operations at Webvan's currently operational facilities.

      . Brand development, customer service, marketing and other promotional activities.

      . The continued development of Webvan's computer network, Webstore, warehouse management and order fulfillment systems and delivery infrastructure.

      .   The development of strategic business relationships.

      At current numbers of customers and orders, the geographic density of customers and the productivity of employees, we are not profitable. Webvan cannot assure you that its facilities will be able to successfully operate at or maintain expected volume or cost levels, which are dependent upon a number of factors including the productivity of delivery operations and the productivity of Webvan's employees and operational processes. In addition, Webvan cannot assure you that its assumptions regarding revenue growth and operating cost reductions can be achieved. To date only Webvan's Fullerton, California facility has become profitable on a cash-flow basis and that was achieved only for the last month of the first quarter of 2001. Webvan cannot assure you that this facility will remain profitable on a cash-flow basis or to what extent such facility will generate profits. Webvan cannot assure you that any facility will be able to achieve or sustain a level of operations necessary for such facility to become or remain profitable on a cash-flow basis.

      To achieve profitability, Webvan must accomplish the following objectives:

      . Develop, maintain and grow Webvan's customer base and the number of orders placed by its customers.

      .   Successfully integrate the HomeGrocer facilities and operations.

      . Ensure that its systems and technologies function properly at increased volumes.

      .   Generate a sufficient average order size.

      .   Achieve favorable gross margins.

      . Achieve favorable operating margins by improving the productivity of facility and delivery operations.

Webvan cannot assure you that it will be able to achieve these objectives.

      With respect to any facility that does achieve profitability, Webvan cannot be certain that it would be able to sustain or increase such profitability on a quarterly or annual basis in the future. If Webvan cannot achieve or sustain profitability, Webvan may not be able to meet its working capital requirements, which would have a material adverse effect on its business.

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

WEBVAN IS AN EARLY-STAGE COMPANY OPERATING IN A NEW AND RAPIDLY EVOLVING MARKET.

      Webvan began commercial operations in the San Francisco Bay Area in June 1999 and in Chicago in August 2000. On September 5, 2000, Webvan acquired HomeGrocer by merger. HomeGrocer began commercial operations in the Seattle area in June 1998, in the Portland, Oregon area in May 1999, in the Southern California area in September 1999 and in San Diego, California in May 2000. In February 2001, Webvan ceased operations at the facility acquired from HomeGrocer serving the Dallas, Texas area, which had been operating since May 2000. Additionally, in April, 2001, Webvan ceased operations at the facility serving the Atlanta, Georgia area, which had been operating since May 2000. At present, Webvan is in the process of converting all remaining HomeGrocer facilities to a common Webvan technology platform. The first of these conversions occurred at the San Diego facility in January 2001. Webvan's facilities are comprised of distribution centers of approximately 350,000 square feet as well as customer fulfillment centers (or CFCs) of approximately 100,000-125,000 square feet. Webvan's limited operating history makes an evaluation of its business and prospects very difficult. You must consider Webvan's business and prospects in light of the risks and difficulties Webvan encounters as an early stage company in the new and rapidly evolving market of e-commerce. These risks and difficulties include, but are not limited to:

      . A complex business system that is unproven at or near the order volumes for which it is designed.

      .   Lack of sufficient customers, orders, net sales or cash flow.

      . Difficulties in managing a complex business involving multiple locations and a diverse workforce.

      . High capital expenditures and operating costs associated with Webvan's distribution centers, systems and technologies.

      . Lack of widespread acceptance of the Internet as a means of purchasing groceries and other consumer products.

      Webvan cannot be certain that its business strategy will be successful or that Webvan will successfully address these risks. Webvan's failure to address any of the risks described above could have a material adverse effect on its business.

WEBVAN'S BUSINESS SYSTEM IS NEW AND UNPROVEN AT HIGH VOLUMES, AND THE ACTUAL CAPACITY OF WEBVAN'S FACILITIES MAY BE LESS THAN THEIR DESIGNED CAPACITY.

      Webvan has designed a new business system which integrates its Webstore, CFC and distribution center facilities and complex order fulfillment and
delivery operations.   Further, Webvan is in the process of modifying its
systems in order to transition the facilities acquired in the HomeGrocer transaction to the Webvan technology platform. The average daily volume of orders that Webvan has had to fulfill to date in any facility has been significantly below the originally designed capacity of 8,000 orders per day for a distribution center and 2,500 orders per day for a CFC. These average daily volume of orders are below, as well, the levels that are necessary for a distribution center or a CFC to achieve profitability. Webvan does not expect any distribution center to operate at designed capacity for several years following its commercial launch, and Webvan cannot assure you that any facility will ever operate at or near its designed capacity.

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

      In connection with Webvan's efforts to reduce operating expenses, Webvan attempts to align the production capacity at each facility with the demand levels necessary to achieve profitability on a cash-flow basis at such facility. As such, Webvan has effectively reduced the production capacity of such facility in the short-term In the event demand in a particular market increases significantly from current levels, Webvan would have to increase production capacity to support such higher levels. Any such increase would result in a higher level of operating expenditures. Webvan cannot assure you that it can timely increase operating capacity to accommodate a significant increase in the number of orders. In addition, based on Webvan's operational experiences and needs, Webvan refines and modifies its Webstore features, business systems and technologies, and operational processes. Costs associated with such refinements and modifications may be material. If Webvan is unable to effectively accommodate increases in customer orders or successfully implement refinements and modifications, Webvan may lose existing customers or fail to add new customers, which would adversely affect its business, net sales and operating margins.

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

      Webvan has, from time to time, experienced operational "bugs" in its systems and technologies which create system instabilities and which have resulted in order errors such as missing items and delays in deliveries. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, system refinements or modifications, computer server or system failures, network outages, software performance problems, power failures or failures to properly maintain software or hardware systems. Webvan expects bugs to continue to occur from time to time, and Webvan cannot assure you that its operations will not be adversely affected. To date, these bugs have been corrected in a short period of time by Webvan employees or contractors or by systems vendors and have not resulted in any long-term impact on its operations. In addition, difficulties in implementing refinements or modifications to Webvan's systems have, from time to time, caused Webvan to suffer unanticipated system disruptions, which impair the quality of its service during the period of disruption. The efficient and stable operation of Webvan's business system is critical to consumer acceptance of its service. If Webvan is unable to meet customer demand or service expectations as a result of operational issues, Webvan may be unable to develop customer relationships that result in repeat orders, which would adversely affect its business and net sales.

WEBVAN FACES SIGNIFICANT CHALLENGES IN INTEGRATING ITS FACILITIES WITH THOSE ACQUIRED IN WEBVAN'S MERGER WITH HOMEGROCER, WHICH MAY RESULT IN UNEXPECTED COSTS, TECHNOLOGICAL AND OPERATIONAL DIFFICULTIES AND MARKETING CHALLENGES.

      Webvan completed its acquisition of HomeGrocer on September 5, 2000, acquiring facilities in six markets. These facilities operate on a technology platform and use operational processes which differ materially from the platform and processes used at Webvan's other facilities. Webvan has developed a process for integrating the operations and technologies of the two businesses and is currently executing a conversion program designed to convert all CFC facilities to the Webvan technology platform. The facilities serving the San Diego, Los Angeles and Orange County, California areas have been converted, and the remaining facility serving the Seattle, Washington and Portland, Oregon areas is anticipated to be converted sometime in the first half of 2001.

      We cannot assure you that the acquired business will be successfully integrated with our operations and technologies. Webvan cannot assure you that the proposed technology platform integration will improve the operation or financial performance of these recently acquired facilities. Further, the employees of the converted facilities must adjust to the new technology platform and new operational processes. The inability to successfully integrate and master these operations and technologies may result in disruptions in our customers' shopping experience and increased operational costs, each of which could have a material adverse effect on our sales and results of operations. In addition, costs associated with successfully integrating operations may prove to be greater than expected, which could have an adverse effect on Webvan's financial condition and available capital resources.

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

      In connection with the transition to a common technology platform, Webvan may modify or eliminate differences in the particular features of the service offerings of the Webvan and HomeGrocer business models, such as the duration of a delivery window, delivery fees and the selection of grocery and other items offered. The modification or elimination of one or more of these differences in connection with the integration process may adversely impact customer experiences or the productivity of facilities or delivery operations, which could have a material adverse effect on Webvan's business and results of operations. The successful integration of the acquired business will also depend upon Webvan's ability to transition customers whose orders are fulfilled at the newly acquired facilities and who are accustomed to the traditional HomeGrocer brand to a new Webvan website and brand. Webvan cannot assure you that it will successfully be able to transition customers to a new brand, which may have a material adverse effect on Webvan's business and net sales.

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

      Webvan redesigned its webstore in November 2000, in an attempt to make its customers' shopping experience easier and more rewarding, with a goal of increasing existing customer loyalty and average order size. In addition, Webvan converted all of the former HomeGrocer Webstores to the Webvan brand in January 2001. Webvan cannot assure you that its redesigned website will enhance its customer shopping experience and result in increases in average order size, purchases of general merchandise products, customer retention or frequency with which customers order from us. Further, Webvan cannot assure you that it will successfully transition former HomeGrocer customers to the new Webvan webstore and the new brand and logo. Webvan's inability to transition customers to the new brand and logo would adversely impact Webvan's business.

IF WEBVAN IS UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF PRODUCTS FROM APPROPRIATE VENDORS, OR WEBVAN'S RELATIONSHIPS WITH KEY CONSUMER PRODUCTS COMPANIES ARE NOT SUCCESSFUL, WEBVAN'S GROSS MARGINS, AVERAGE ORDER SIZE AND NET SALES WOULD BE ADVERSELY AFFECTED.

      Webvan derives a significant percentage of its net sales of grocery products from high-volume items, well-known brand name products and fresh foods. Webvan sources these products from a network of vendors comprised of manufacturers, wholesalers and distributors. Webvan currently relies on national and regional distributors for a substantial portion of its items. Certain of Webvan's vendors and distributors have required credit enhancements or altered payment terms in response to Webvan's changing financial condition. Continued demand by vendors or distributors to adjust credit or payment terms could impact Webvan's liquidity and ability to fund operations. Webvan's gross margins depend not only upon the price at which Webvan is able to purchase products from its vendors, but also upon service-level commitments from such vendors. Any increase in the cost of products or any disruption in the service level commitments may have a material adverse impact on Webvan's gross margin. Webvan cannot assure you that its vendors will do business with Webvan on the basis of terms which are not demanded by the traditional retailers with different systems who comprise almost all of its vendors' business. Webvan also utilizes premium specialty vendors or local sources for gourmet foods, farm fresh produce, fresh fish and meats. From time to time, Webvan may experience difficulty in obtaining sufficient product allocations from a key vendor. In addition, Webvan has entered into strategic relationships with a number of the largest consumer products companies in the U.S. in an attempt to optimize its product marketing, product assortment and supply chain management practices. Webvan cannot assure you that these relationships will prove successful and any failure in this regard would adversely affect the goal of these relationships: to increase average order sizes, improve gross margins and improve customer acquisition and retention. In addition, Webvan's key vendors may establish their own online retailing efforts, which may impact Webvan's ability to get sufficient product allocations from these vendors. Many of Webvan's key vendors also supply products to its online and traditional grocery competitors.

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

      As a result of Webvan's limited operating history, it is difficult to accurately forecast Webvan's total revenue, revenue per facility, gross and operating margins, real estate and labor costs, average order size, number of orders per day and other financial and operating data. Webvan's limited experience in operating the HomeGrocer facilities further complicates Webvan's ability to accurately forecast these financial and operating metrics insofar as they incorporate forecasts relating to these newly acquired operations. Webvan has a limited amount of meaningful historical financial data upon which to base planned operating expenses. Webvan's expenses are dependent in large part upon Webvan's product costs and its fulfillment and delivery costs, which depend in part upon employee productivity and delivery densities. Sales and operating results are difficult to forecast because they generally depend on the growth of Webvan's customer base and the volume of the orders Webvan receives, the mix of products sold, and Webvan's ability to match demand, which fluctuates through each day and among the days of the week, with the resources employed to fulfill that demand. As a result, Webvan may be unable to make accurate financial forecasts and adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. Webvan believes that the difficulties outlined above also apply to financial analysts that may publish estimates of Webvan's financial results. This inability to accurately forecast Webvan's results could cause its net losses in a given quarter to be greater than expected and could cause a decline in the trading price of Webvan common stock.

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

      Webvan expects its quarterly operating results to fluctuate significantly in the future based on a variety of factors. These factors are also expected to affect Webvan's long-term performance. Some of these factors include the following:

      . The effect of the availability of capital for Webvan's continued operations.

      .   Changes in pricing policies.

      . Changes in Webvan's product and service offerings and customer acceptance of Webvan as an on-line retailer of non-grocery products.

      .   Webvan's ability to reduce overall operating costs.

      . Webvan's ability to obtain new customers or retain existing customers at reasonable cost.

      . Webvan's ability to manage its distribution and delivery operations to handle significant increases in the number of customers and orders or to overcome system or technology difficulties associated with these increases.

      . Webvan's ability to adequately maintain, upgrade and develop its Webstore, its computer network or the systems that Webvan uses to process customer orders and payments, competitive factors and technical difficulties, system or web site downtime, including attacks from outside hackers, or Internet brownouts.

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

IF WEBVAN EXPERIENCES PROBLEMS IN ITS DELIVERY OPERATIONS, WEBVAN'S BUSINESS COULD BE SERIOUSLY HARMED.

      Webvan uses its own couriers to deliver products from Webvan's facilities to its customers. Therefore, Webvan is subject to the risks associated with its ability to provide delivery services to meet Webvan's shipping needs, including potential labor activism or employee strikes, inclement weather, disruptions in transportation infrastructure, including bridges, roads and traffic congestion. While Webvan strives to maintain high on-time delivery rates and order fulfillment accuracy rates, Webvan has, on occasion, experienced operational "bugs" that have resulted in a high proportion of late deliveries or order fulfillment inaccuracies on particular days. Operational bugs may arise from one or more factors including electro-mechanical equipment failures, system refinements or modifications, computer server or system failures, network outages, software performance problems, power failures or failures to properly maintain software or hardware systems. To date, these bugs have been corrected in a short period of time by Webvan employees or contractors and have not resulted in any long term impact on Webvan's operations. Any material decrease in Webvan's on-time delivery rate or in order fulfillment accuracy would likely have an adverse impact on Webvan's consumer acceptance of its service and may harm its reputation and brand, which could have an adverse impact on Webvan's financial results.

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

      The loss of the services of one or more of Webvan's key personnel could seriously harm its business. Webvan depends on the continued services and performance of its senior management and other key personnel, particularly Robert H. Swan, Webvan's Chief Executive Officer. Webvan's future success also depends upon the continued service of its other officers and other key software development, merchandising, marketing and support personnel. The competition for talented employees in the San Francisco Bay Area remains intense and Webvan's ability to retain key employees at its headquarters is a function of a number of factors, some of which are beyond Webvan's control, such as the value of other opportunities perceived to be available in the Bay Area. None of Webvan's officers or key employees is bound by an employment agreement and Webvan's relationships with these officers and key employees are at will. If Webvan management does not work together as a management team to enable Webvan to implement its business strategy, or if Webvan is unable to retain them for any reason, Webvan's business will suffer. Additionally, the economic uncertainty surrounding Internet-related companies, especially companies affiliated with e-commerce, as well as the associated decline in the perceived value of stock options limits the ability of Webvan to attract and retain qualified employees. Furthermore, the levels of unemployment in the San Francisco Bay Area and in many of the regions in which Webvan operates remain low. These low levels of unemployment have led to pressure on wage rates, which can make it more difficult and costly for Webvan to attract and retain qualified employees. The loss of key personnel, or the failure to attract additional personnel, could have a material adverse effect on Webvan's business and results of operations.

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

WEBVAN MAY NEED TO CHANGE THE MANNER IN WHICH WEBVAN CONDUCTS ITS BUSINESS IF GOVERNMENT REGULATION OF OR CONSUMER ATTITUDES TOWARD THE INTERNET INCREASE OR CHANGE.

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

WEBVAN MAY NOT BE ABLE TO MAINTAIN REQUIRED LICENSES OR PERMITS FOR THE SALE OF ALCOHOL AND TOBACCO PRODUCTS IN A COST-EFFECTIVE MANNER OR AT ALL.

      Webvan currently holds state licenses and permits for the sale of alcohol and tobacco products in each location in which Webvan operates a facility or in markets Webvan serves. Webvan cannot assure you that it will be able to maintain these required permits or licenses in a cost-effective manner, or at all. Webvan may be forced to incur substantial costs and experience significant delays in maintaining these permits or licenses and may face significant regulatory hurdles in this regard. Changes to existing laws or Webvan's inability to maintain required permits or licenses could prevent Webvan from selling alcohol or tobacco products in one or more of its geographic markets. Any of these events could substantially harm Webvan's net sales, gross profit and ability to attract and retain customers.

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

      Webvan's communications hardware and certain of Webvan's other computer hardware operations are located at the facilities of AboveNet Communications, Inc. in Santa Clara, California and at InterNap, Inc. in Seattle, Washington. The hardware for the warehouse management and materials handling systems of each distribution center is maintained at that distribution center. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems or cause them to fail completely. For instance, Webvan's Webstore has been inaccessible as a result of power failures and other unexpected reasons. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect Webvan's Webstore. Webvan's business could be adversely affected if its systems were affected by any of these occurrences. Problems faced by AboveNet or Internap, with the telecommunications network providers with whom they contract or with the systems by which they allocate capacity among their customers, including Webvan, could adversely impact the customer shopping experience and consequently, Webvan's business. Similarly, power outages on any day at a facility could adversely impact Webvan's ability to fulfill orders from that facility on that day, which would in turn impact customer satisfaction with Webvan's service. Webvan's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in Webvan's systems.

INTERRUPTIONS IN POWER SUPPLY ARISING FROM ENERGY SHORTAGES IN CALIFORNIA COULD ADVERSELY AFFECT WEBVAN'S CALIFORNIA OPERATIONS AS WELL AS THE OVERALL COMPANY BUSINESS.

      Webvan's distribution operations rely heavily on electricity to power, among other things, the computers, carousels and conveyors used in processing customer orders. In addition, a major portion of Webvan's communications hardware and certain of Webvan's other computer hardware operations are located at the facilities of AboveNet Communications, Inc. in Santa Clara County, California, all of which requires electricity to operate. Given the heavy reliance on electricity and the coordination required between the software and hardware used during the production process at Webvan's facilities, interruptions in power supply, even for a short period of time, may result in disruption of the production process, potentially causing customer orders and deliveries to be adversely impacted. In this regard, a number of Webvan's operations as well as a major portion of the computer hardware used in all of Webvan's distribution operations are located in the State of California and California in recent months has experienced a significant shortfall in electricity that is needed by the State's power users. During the past several months, the state's power suppliers have frequently instituted or have come close to instituting rolling blackouts. The state government is taking actions to attempt to resolve the problems; however, there can be no assurance that the energy problems will be resolved and that further disruptions will be avoided, especially during the upcoming summer months which typically have higher electricity demands. Notwithstanding these efforts, many experts anticipate that a viable solution to the energy crisis may take several years. Continued problems with power supply in California could have a material adverse impact upon Webvan's California operations as well as the overall Company business.

WEBVAN'S STOCK PRICE IS LIKELY TO BE VOLATILE.

      The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly consumer-oriented Internet-related companies, have been highly volatile. For instance, prices of many "Business-to-Consumer" Internet retailer companies have declined substantially since Webvan's initial public offering. The price at which Webvan's common stock trades has been and is likely to continue to be volatile and may fluctuate substantially due to factors such as:

      . Webvan's historical and anticipated quarterly and annual operating results.

      . Variations between Webvan's actual results and the expectations of investors or published reports or analyses of Webvan.

      . Changes in analysts' estimates of Webvan's performance or industry performance.

      . Announcements by Webvan or others and developments affecting its business, systems or expansion plans.

      .   Sales of large blocks of Webvan common stock.

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

WEBVAN'S STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

      On April 16, 2001, Webvan received notice from Nasdaq that its common stock had failed to maintain Nasdaq's minimum bid price closing requirement of $1.00 and that such failure had continued beyond the ninety (90) day probationary period allowed under the Nasdaq National Marketplace Rules. The letter specified that, as a result of Webvan's failure to maintain the minimum bid price closing requirement, Webvan's common stock would be delisted at the close of business on April 24, 2001. However, Webvan appealed the decision, and the delisting was stayed pending a hearing before the Nasdaq Qualifications Panel. This hearing is scheduled to occur on June 6, 2001.

      Webvan will submit to its shareholders for approval at its annual meeting to be held June 29th 2001, a 1:25 reverse stock split. Webvan believes the reverse stock split is the most effective means to avoid a delisting of Webvan's common Stock from Nasdaq. Webvan believes that the review panel from Nasdaq may look favorably on Webvan's reverse split proposal and provide Webvan with the time to effect the split pending approval by the shareholders at the Annual Meeting. If, following the reverse stock split, the per share price of Webvan's common stock is above $1.00 for ten (10) consecutive trading days, Webvan believes Nasdaq may withdraw the delisting action.

     Webvan cannot predict whether its shareholders will approve the reverse stock split or, if approved, that the reverse stock split will increase the market price for Webvan's common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that the market price per share of Webvan common stock following the reverse stock split will either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq. A reverse stock split could negatively impact the value of the Webvan's stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. That is to say, the stock, at its new, higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price.

     The market price of Webvan's common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the reverse stock split is effected and the market price of Webvan's common stock declines, the percentage decline as an absolute number and as a percentage of Webvan's overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of Webvan's common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the three months ended March 31, 2001, there were no material changes in the Company's exposure to financial market risk, including changes in interest rates.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WEBVAN GROUP, INC.
                               (Registrant)


                               By: /s/ Monica Johnson
                               ----------------------
                               Monica Johnson

                               Vice President and Acting Chief Financial Officer
                                (Principal Financial and Accounting Officer)


Date:  May 15, 2000